Form 10-Q
period 2003-09-30
GENITOPE CORP
filed 2003-12-11
CIK 1028358

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:

000-50425

Genitope Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		77-0436313 (I.R.S. Employer Identification No.)
525 Penobscot Drive Redwood City, CA 94063 (Address of principal executive offices, including zip code) (650) 482-2000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On November 30, 2003, there were 16,820,191 shares of common stock, par value $.001 per share, of Genitope Corporation outstanding.

GENITOPE CORPORATION

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

     The terms “Genitope,” “we,” “us” and “our” as used in this report refer to Genitope Corporation.

     Genitope, Hi-GET, our logo and MyVax are our trademarks. In addition to Hi-GET, we have applied to register Genitope, MyVax and our logo with the United States Patent and Trademark Office. Other service marks, trademarks and trade names referred to in this report, such as Rituxan are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	December 31,	September 30,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$9,422	$9,222
Deferred costs on lines of credit	—	1,295
Prepaid expenses and other current assets	54	55

Total current assets	9,476	10,572
Property and equipment, net	2,279	2,027
Deferred initial public offering costs	—	631
Other assets	231	266

Total assets	$11,986	$13,496

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,116	$1,939
Accrued and other current liabilities	431	977
Borrowings under lines of credit	—	8,000

Total current liabilities	1,547	10,916

Total liabilities	1,547	10,916

Convertible preferred stock; $0.001 par value:
Authorized: 26,608,974 shares at December 31, 2002 and 57,921,079 shares at September 30, 2003; Issued and outstanding: 6,810,396 shares at December 31, 2002 and 31,858,224 shares at September 30, 2003	46,853	53,436

Stockholders’ deficit:
Common stock; $0.001 par value:
Authorized: 34,500,000 shares at December 31, 2002 and 66,600,000 shares at September 30, 2003; Issued and outstanding: 1,912,821 shares at December 31,2002 and 2,004,027 shares at September 30, 2003	2	2
Notes receivable from stockholders	(60)	(60)
Deferred stock compensation	(1,072)	(3,480)
Additional paid-in capital	3,609	32,145
Deficit accumulated during the development stage	(38,893)	(79,463)

Total stockholders’ deficit	(36,414)	(50,856)

Total liabilities, convertible preferred stock and stockholders’ deficit	$11,986	$13,496

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

					Cumulative
					Period from
					August 15, 1996
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,		September 30,		to September 30,

	2002	2003	2002	2003	2003

Operating expenses:
Research and development	$4,245	$5,108	$11,749	$14,124	$46,580
Sales and marketing	349	351	986	989	2,327
General and administrative	584	850	2,215	2,071	8,723

Total operating expenses	5,178	6,309	14,950	17,184	57,630

Loss from operations	(5,178)	(6,309)	(14,950)	(17,184)	(57,630)

Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	(3,509)	—	(3,509)	(3,509)
Interest expense	—	(695)	—	(1,530)	(1,663)
Interest and other income, net	68	18	168	60	1,746

Net loss	(5,110)	(10,495)	(14,782)	(22,163)	(61,056)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	(18,407)	(18,407)

Net loss attributable to common stockholders	$(5,110)	$(10,495)	$(14,782)	$(40,570)	$(79,463)

Net loss per share attributable to common stockholders, basic and diluted	$(2.96)	$(5.62)	$(8.70)	$(22.27)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	1,726	1,866	1,699	1,822

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Cumulative
			Period from
			August 15, 1996
	Nine Months Ended		(date of inception)
	September 30,		to September 30,

	2002	2003	2003

Cash flows from operating activities:
Net loss	$(14,782)	$(22,163)	$(61,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,503	534	3,473
Loss on disposal of assets	24	5	29
Stock-based compensation expense	1,029	1,339	3,162
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	3,509	3,509
Amortization of warrant issued to guarantor of the lines of credit	—	638	638
Interest expense on convertible notes	—	892	892
Common stock issued for services	—	29	45
Changes in assets and liabilities:
Prepaids and other assets	83	(36)	(154)
Accounts payable	146	823	1,939
Accrued and other current liabilities	(123)	546	977
Other long term liabilities	(38)	—	—

Net cash used in operating activities	(12,158)	(13,884)	(46,546)

Cash flows from investing activities:
Purchase of property and equipment	(370)	(287)	(5,529)
Long term cash deposits	—	—	(167)

Net cash used in investing activities	(370)	(287)	(5,696)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	20,690	2,182	47,393
Borrowings under lines of credit	—	8,000	8,786
Proceeds from issuance of convertible notes and warrants	—	4,280	6,060
Deferred initial public offering costs	—	(631)	(631)
Repayment of borrowings under lines of credit	—	—	(786)
Proceeds from issuance of common stock	190	158	630
Repurchase of unvested common stock	(11)	(18)	(32)
Proceeds from note receivable from stockholder	—	—	44

Net cash provided by financing activities	20,869	13,971	61,464

Net increase (decrease) in cash and cash equivalents	8,341	(200)	9,222
Cash and cash equivalents, beginning of period	6,080	9,422	—

Cash and cash equivalents, end of period	$14,421	$9,222	$9,222

Supplemental schedule of noncash investing and financing activities:
Conversion of notes payable to convertible preferred stock	$—	$—	$1,780
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$18,407	$18,407
Discount on convertible notes payable relating to warrants and beneficial conversion feature of preferred stock	$—	$4,280	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$(4,280)	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$1,933	$1,933
Accrued interest converted in convertible preferred stock	$—	$121	$121

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

     Genitope Corporation (the “Company”) is a development stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. The Company’s lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma. The Company was incorporated in the State of Delaware on August 15, 1996 and has incurred significant losses since its inception.

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the financial statements, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Amendment No. 4 of the registration statement on Form S-1, declared effective by the Securities and Exchange Commission on October 29, 2003.

Liquidity

     To date, the Company has not generated any revenues, and except for the recently completed initial public offering, the Company has financed its operations and internal growth almost exclusively through private placements of common and preferred stock. The Company is a development stage enterprise and has incurred significant operating losses and operating cash flow deficiencies since its inception in 1996 as the Company has devoted substantially all of its efforts to research and development activities, including clinical trials. The Company incurred a net loss attributable to common stockholders of $19,864,000 and negative operating cash flow of $16,583,000 for the year ended December 31, 2002. For the nine months ended September 30, 2003, the Company incurred a net loss attributable to common stockholders of $40,570,000 and negative operating cash flow of $13,884,000. As of September 30, 2003, the Company had an accumulated deficit of $79,463,000.

     The Company anticipates working on a number of long-term development projects which will involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. The Company will need operating funds to continue its research and development activities, clinical trials, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

     Since 1996, the Company has been successful in completing several rounds of private equity financing. In 2002, the sale of Series E convertible preferred stock (“Series E”) generated $20,702,000 of cash proceeds. In April and May of 2003, the Company raised $6,551,000 through the sale of additional Series E, convertible notes (which converted into Series E during the quarter ended September 30, 2003) and warrants.

     On October 29, 2003, the Company’s registration statement filed with the Securities and Exchange Commission for an initial public offering became effective. The Company’s common stock commenced trading on the NASDAQ National Market on October 30, 2003 under the trading symbol “GTOP”. The Company sold 4,179,860 shares of common stock in the offering, including shares that were issued upon the partial exercise by the underwriters of their over-allotment option, at $9.00 per share, for aggregate gross proceeds of $37,619,000. After deducting the underwriters’ commission and offering expenses, the Company received net proceeds of $33,735,000. Upon the closing of the initial public offering, all of the outstanding convertible preferred stock automatically converted into approximately 10,592,000 shares of common stock. Management believes that the net proceeds from the recently completed initial public offering, together with the interest thereon, will be sufficient to meet the Company’s projected operating requirements for the next 18 months.

Stock split

     On October 24, 2003, the Company effected a one for three reverse stock split. All share and per share amounts for all periods presented in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split.

Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.

     In July and August 2003, the Company granted options to purchase a total of 554,000 shares of common stock to certain employees at a weighted average exercise price of $2.56 per share. As a result, the Company will recognize $3,564,000 in deferred compensation expense that will be amortized to expense over the vesting period, which is four years.

     All stock compensation is amortized and expensed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, an accelerated vesting model. Amortization of stock-based compensation for employees and non-employees is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Amortization of stock-based compensation:
Research and development	$157	$485	$434	$706
Sales and marketing	40	79	101	126
General and administration	147	323	494	507

	$344	$887	$1,029	$1,339

     For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the minimum value method. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under the method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the amounts below (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net loss attributable to common stockholders, as reported	$(5,110)	$(10,495)	$(14,782)	$(40,570)
Add: Employee stock-based compensation included in reported net earnings	291	784	912	1,184
Deduct: Employee total stock-based compensation determined under fair value method	(304)	(611)	(953)	(1,030)

Adjusted net loss attributable to common stockholders	$(5,123)	$(10,322)	$(14,823)	$(40,416)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(2.96)	$(5.62)	$(8.70)	$(22.27)

Adjusted	$(2.97)	$(5.53)	$(8.72)	$(22.18)

     The resulting effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders is not likely to be representative of the effects on net loss attributable to common stockholders and net loss per share attributable to common stockholders in future periods, due to subsequent periods including additional grants and periods of vesting. The fair value of options was estimated as the date of grant using the minimum value method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Risk-free interest rate	2.76%	2.86%	4.03%	2.85%
Average expected years life of option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Weighted average fair values of option grants per share:
Fair value greater than exercise price	$3.11	$6.72	$5.31	$6.62

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments are valued using the Black-Scholes Model. All unvested shares are marked to market until such options vest.

Comprehensive loss

     The Company has adopted the provisions of SFAS No. 130, “Comprehensive Income.” SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general purpose financial statements. For all periods presented, there were no differences between net loss and comprehensive loss.

NOTE 2 — NET LOSS PER SHARE:

     Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase. Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of potential issuances of common stock consisting of stock options, warrants, common stock subject to repurchase, convertible preferred stock and convertible notes payable. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

     A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Numerator:
Net loss attributable to common stockholders	$(5,110)	$(10,495)	$(14,782)	$(40,570)

Denominator:
Weighted average common shares outstanding	1,913	1,970	1,880	1,938
Less: Weighted average unvested common subject to repurchase	(187)	(104)	(181)	(116)

Denominator for basic and diluted calculations	1,726	1,866	1,699	1,822

Basic and diluted net loss per share to common stockholders	$(2.96)	$(5.62)	$(8.70)	$(22.27)

     The following outstanding stock options and warrants, common stock subject to repurchase and convertible preferred stock (on an as-if-converted basis) were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	As of September 30,

	2002	2003

Shares issuable upon exercise of stock options	363	893
Shares issuable upon exercise of warrants	30	849
Common stock subject to repurchase	178	104
Shares issuable upon conversion of convertible preferred stock	6,811	10,619

	7,382	12,465

NOTE 3 — CONVERTIBLE PREFERRED STOCK:

     In April and May 2003, the Company issued approximately 473,000 and 48,000 shares, respectively, of Series E for $4.50 per share resulting in aggregate net cash proceeds of $2,182,000. The difference between the conversion price and the deemed fair value of the common stock on the respective transaction dates resulted in a total beneficial conversion feature of $1,496,000, which has been reflected as a deemed dividend on preferred stock in the quarter ended June 30, 2003.

     In March 2003, the Company amended the 2002 Series E stock purchase agreement to allow for a purchase price adjustment in the event that additional shares of Series E were sold for less than $9.00 per share. As a result of the issuance of the Series E in April 2003 at $4.50 per share, the Company issued an additional 2,310,000 shares of Series E to the pre-existing Series E stockholders in accordance with the amended Series E stock purchase agreement. In connection with the issuances of Series E in 2003, the stockholders of the Company agreed to reduce the liquidation value of the Series E from $9.00 to $4.50 per share. The Company recorded a dividend to these preferred stockholders equal to the fair value of the underlying common stock into which these additional shares of Series E convert in the amount of $16,911,000 in the quarter ended June 30, 2003.

NOTE 4 — CONVERTIBLE NOTES, LINES OF CREDIT AND WARRANTS:

     In April 2003, the Company entered into a note and warrant purchase agreement pursuant to which convertible notes (the “Notes”) and warrants (the “Warrants”) were issued to existing preferred stockholders. The Company received $4,280,000 in cash in exchange for the Notes bearing interest at 8% per annum and the Warrants to purchase approximately 285,000 shares of Series E (or an equal number of shares of common stock if converted after a qualified public offering) for an exercise price of $4.50 per share. In the event that certain initial public offering procedures occurred, as defined in the agreement, on or before August 22, 2003, and the initial public offering closed on or before October 22, 2003, the outstanding principal balance of the Notes would have automatically converted into common stock at a conversion price equal to the initial public offering price. If these events did not occur, the Notes would have automatically converted into Series E on October 22, 2003 at a conversion price of $4.50 per share. The Company was required to pay any accrued interest on the Notes in cash at the time of any of the aforementioned conversions. The difference between the conversion price and the fair market value of the common stock on the commitment date (transaction date) resulted in a beneficial conversion feature recorded on the convertible debt of $3,085,000. The Warrants were assigned an initial value of $1,195,000, estimated using the Black-Scholes valuation model and have been classified as equity. The Warrants became exercisable upon stockholder approval, which was obtained in August 2003, and would have expired in 5 years. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: term of 5 years, risk free rate of 3.10%, volatility of 90%, and a dividend yield of zero. The initial values assigned to both the Notes and the Warrants were allocated based on the relative fair values of the Notes and Warrants. The discount on the Notes for the beneficial conversion feature and Warrants were being amortized, using the effective interest method, to interest expense over the stated term of the Note, which was six months.

     In connection with the line of credit facilities discussed below, on August 29, 2003 upon receipt of stockholder approval of an amended and restated certificate of incorporation authorizing shares of Series F preferred stock, pursuant to agreements the Company entered into with the holders of the Notes and Warrants, the Notes and the accrued interest thereon automatically converted into 978,000 shares of Series E at a conversion price of $4.50 per share and the Warrants were cancelled. As a result, the Company recorded a loss of $3,509,000, on the extinguishment of the Notes and cancellation of the Warrants, in the accompanying condensed statement of operations for the three and nine months ended September 30, 2003.

     In August 2003, the Company entered into two line of credit facilities for an aggregate of $8,000,000 with a financial institution. The first line of credit for $3,000,000 bears interest at the prime rate, and the second line of credit for $5,000,000 bears interest at prime plus one-half percent. Both line of credit facilities have a maturity date of December 6, 2003. In connection with the line of credit facilities, the Company has entered into an agreement, with a stockholder who is also a member of the Board of Directors, acting as a guarantor on the line of credit facilities, to issue to the guarantor a warrant. The warrant is to purchase 533,333 shares of Series F convertible preferred stock at an exercise price of $4.50 per share, which, upon the closing of the initial public offering would be exercisable for common stock at an exercise price per share, based on the initial public offering price per share, into common stock.

The aggregate fair value of the warrant was $1,933,000, which was determined using the Black-Scholes valuation model with the following assumptions: term of 5 years, risk free rate of 3.43%, volatility of 90% and a dividend yield of zero. The warrant was recorded as a deferred guarantee cost and is being amortized on straight-line basis over the term of the line of credit. Total expense recognized relating to the amortization of the warrant was $638,000 for the nine month period ended September 30, 2003.

     As of September 30, 2003, the Company had $8,000,000 of borrowings under the two line of credit facilities. During October and November 2003, the Company repaid all outstanding debt under both facilities. On November 14, 2003, the Company terminated the two line of credit facilities. As a result, the Company will record the remaining unamortized deferred guarantee costs of $1,295,000 to expense in the fourth quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Risk Factors” below, as well as those discussed elsewhere in this quarterly report on Form 10-Q.

Overview

     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell NHL.

     To date, we have not generated any revenues, and except for our recently completed initial public offering, we have financed our operations and internal growth almost exclusively through private placements of common and preferred stock. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2003, we had an accumulated deficit of $79.5 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and non-cash dividends of $18.4 million related to our April and May 2003 preferred stock financings, general and administrative expenses and non-cash stock-based compensation. Deferred stock compensation for stock options granted to employees prior to the completion of our initial public offering is the difference between the fair value of our common stock on the date the stock options were granted and the exercise price for the stock options.

     Research and development expenses represented approximately 82% and 79% of our total operating expenses for the nine months ended September 30, 2003 and September 30, 2002, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs of developing our manufacturing process.

     In the fourth quarter of 2000, we commenced a pivotal Phase 3 clinical trial for MyVax for the treatment of follicular B-cell NHL. We anticipate that patient registration, the process during which a patient is screened and a biopsy is taken to determine whether the patient is eligible to participate in the clinical trial, will be completed during the first quarter of 2004. The two planned interim analyses of the clinical trial are expected to be conducted approximately 12 and 24 months after the last patient is registered, with the detailed follow-up period of the clinical trial scheduled to conclude approximately 42 months after the last patient is registered. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $16.0 million for the year ended December 31, 2002, approximately $8.8 million for the year ended December 31, 2001 and approximately $4.0 million for the year ended December 31, 2000. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $14.1 million for the nine months ended September 30, 2003 and approximately $11.7 million for the nine months ended September 30, 2002. From inception through September 30, 2003, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $46.6 million.

     We expect to continue to incur net losses over the next several years as we continue our clinical development, apply for regulatory approvals, construct and qualify a commercial scale facility for the manufacture of MyVax, develop active immunotherapies for CLL and T-cell NHL and potentially other forms of cancer, establish sales and marketing and distribution capabilities and expand our operations.

Recent Developments

Our Registration Statement (SEC File No. 333-107719) for our initial public offering became effective on October 29, 2003. Our common stock commenced trading on the Nasdaq National Market on October 30, 2003 under the trading symbol “GTOP”. WR Hambrecht + Co acted as the lead underwriter of the offering. Punk, Ziegel & Company and Brean Murray & Co., Inc. acted as co-managers. 4,179,860 shares of common stock were sold in the offering, including shares that were issued upon the partial exercise by the underwriters of their over-allotment option, at $9.00 per share, for aggregate gross proceeds of $37.6 million. In connection with the offering we paid underwriters’ commission of $2.6 million and incurred offering expenses estimated at $1.3 million. After deducting the underwriters’ commission and the estimated offering expenses, we received net proceeds of $33.7 million from the offering.

During October and November 2003, we repaid all outstanding borrowings under our two line of credit facilities. Approximately $1.0 million of the proceeds from the initial public offering was used in November 2003 to repay a portion of the outstanding borrowings. On November 14, 2003, we terminated both facilities.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2003 and September 30, 2002

     Research and Development. Research and development expenses increased 20% to $5.1 million for the three months ended September 30, 2003 from $4.2 million for the three months ended September 30, 2002. The costs reflected the continued increase in patient registration in our pivotal Phase 3 clinical trial, which resulted in increased staffing costs of $581,000, of which $337,000 was for manufacturing and related personnel and $244,000 was for clinical and regulatory personnel. The increased registration of patients also resulted in an increase in clinical trial costs of $273,000. Additionally, non-cash stock-based compensation expense increased by $328,000. These increases were offset by a decrease in depreciation expense of $193,000 and a reduction in rent expense of $172,000 reflecting the renegotiation of our facility leases to extended terms with lower rates.

     We expect that research and development expenditures will continue to increase substantially during 2003 and subsequent years due to the continuation and expansion of the MyVax clinical program, including the Phase 3 clinical trial, the anticipated initiation of additional clinical programs and the associated development of systems and infrastructure. We expect to expand the scope of our research and development programs in future periods which may result in substantial increases in research and development expenses.

     Sales and Marketing. Sales and marketing costs increased to $351,000 for the three months ended September 30, 2003 from $349,000 for the three months ended September 30, 2002. The increase resulted from higher non-cash stock-based compensation expense of $39,000 and increased staffing costs of $8,000, offset by lower spending for product advocacy of $42,000.

     We expect that sales and marketing costs will increase during 2003 and subsequent years due to commercialization planning, clinical trial awareness efforts, development of distribution channels and increased staffing levels. Sales and marketing costs consist primarily of payroll and associated expenses, outside consulting services and activities associated with industry conferences.

     General and Administrative. General and administrative costs increased to $850,000 for the three months ended September 30, 2003 from $584,000 for the three months ended September 30, 2002. The increase was primarily due to an increase of $176,000 in non-cash stock-based compensation expense and an increase in legal and accounting fees of $73,000.

     We expect that general and administrative expenditures will increase during 2003 and subsequent years due to increasing payroll, public company expenses, support of our initial commercialization efforts, business development costs and expanded operational infrastructure. General and administrative expenses consist primarily of the costs of administrative personnel and related facility costs along with legal, accounting and other professional fees.

     Other Income (Expense), Net. We incurred $4.2 million of net other expense for the three months ended September 30, 2003. Other expense relates to the $3.5 million loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants and $57,000 of interest expense related to the stated interest on the convertible notes. Additionally, other expense includes $638,000 of interest expense related to the amortization of the warrant issued in connection with the lines of credit that was recorded as a deferred cost. No such charges were recorded during the three month period ended September 30, 2002. Interest income for the three month period ending September 30, 2003 decreased from the corresponding period in 2002 by $51,000 as a result of a decrease in the average cash and cash equivalents balance and overall interest rates.

Comparison of Nine Month Periods Ended September 30, 2003 and September 30, 2002

     Research and Development. Research and development expenses increased 20% to $14.1 million for the nine months ended September 30, 2003 from $11.7 million for the nine months ended September 30, 2002. The costs reflected the continued increase in patient registration in our pivotal Phase 3 clinical trial which resulted in increased staffing costs of $1.9 million, of which $1.1 million was for manufacturing personnel and $807,000 was for quality and technical development personnel. Clinical trial costs increased $1.2 million to meet the requirements of the increase in patient registration in our pivotal Phase 3 clinical trial. Additionally, non-cash stock-based compensation expense associated with option issuances to our research and development staff increased by $272,000. These increases were offset by a decrease in depreciation expense of $843,000 and a reduction in rent expense of $379,000 reflecting the renegotiation of our facility leases to extended terms with lower rates.

     Sales and Marketing. Sales and marketing expenses were $989,000 for the nine months ended September 30, 2003, almost unchanged from the expense of $986,000 for the nine months ended September 30, 2002. An increase of $82,000 in staffing costs was offset by a decrease of $83,000 in product advocacy costs.

     General and Administrative. General and administrative expenses decreased 7% to $2.1 million for the nine months ended September 30, 2003 from $2.2 million for the nine months ended September 30, 2002. Professional fees of $302,000 were incurred in the third quarter of 2002 associated with unsuccessful financings. There was a decrease in depreciation expense of $107,000 reflecting the renegotiation of our facility leases to extended terms. Offsetting these decreases was an increase in staffing costs of $251,000. In addition, there was an increase of $13,000 in non-cash stock-based compensation expense.

     Other Income (Expense), Net. We incurred $5.0 million of net other expense for the nine months ended September 30, 2003. Other expense relates to the $3.5 million loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants and $771,000 of interest expense related to the amortization of the discount on our convertible notes and $121,000 of interest expense related to the stated interest on the convertible notes. Additionally, other expense includes $638,000 of interest expense related to the amortization of the warrant issued in connection with the lines of credit that was recorded as a deferred cost. No such charges were recorded during the nine month period ended September 30, 2002. Interest income decreased from the corresponding period in 2002 by $109,000 as a result of a decrease in the average cash and cash equivalents balance and overall interest rates.

Liquidity and Capital Resources

     We have not generated any revenues, and except for our recently completed initial public offering, we have financed our operations and internal growth almost exclusively through private placements of preferred stock and have incurred significant losses since our inception in 1996. As of September 30, 2003, we had an accumulated deficit of $79.5 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, non-cash dividends of $18.4 million related to our April and May 2003 preferred stock financings, general and administrative expenses, non-cash stock-based compensation of $3.2 million and amortization of the value of warrants to purchase Series F convertible preferred stock, which converted into warrants to purchase common stock upon the closing of our initial public offering, issued to the guarantor of our two line of credit facilities of $638,000.

     At September 30, 2003 (prior to our recently completed initial public offering) we had cash and cash equivalents of $9.2 million, compared to $9.4 million at December 31, 2002.

     Net cash used in operating activities for the nine months ended September 30, 2003 and 2002 was $13.9 million and $12.2 million, respectively. The use of cash resulted primarily from funding our net losses.

     Net cash used in investing activities for the nine months ended September 30, 2003 and 2002 was $287,000, and $370,000, respectively, and was for the purchase of fixed assets. Capital expenditures support additional staffing and facility expansion.

     Net cash provided by financing activities for the nine months ended September 30, 2003 and 2002 was $14.0 million and $20.9 million, respectively. The net cash provided by financing activities in 2003 was primarily attributable to the sale of $2.2 million of preferred stock, $4.3 million of convertible promissory notes and warrants and $8.0 million of borrowings under the lines of credit. The net cash provided by financing activities in 2002 was primarily attributable to the sale of $20.7 million of preferred stock. All outstanding shares of preferred stock were converted into shares of common stock upon the closing of our initial public offering.

     In August 2003, $8.0 million was made available to us through two lines of credit with Bank One, N.A. The first line of credit was for $3.0 million, bore interest at prime and had a maturity date of December 6, 2003. The second line was for $5.0 million, bore interest at prime plus one-half percent and had a maturity date of December 6, 2003. In September 2003 we borrowed $8.0 million under these facilities. During October and November 2003, we repaid all outstanding borrowings under these facilities, and on November 14, 2003, we terminated both facilities.

     We believe that the net proceeds from our recently completed initial public offering, together with the interest thereon, will be sufficient to meet our projected operating requirements for the next 18 months. For the nine months ended September 30, 2003, our average monthly cash outflows to fund operations were approximately $1.6 million. We anticipate that our average monthly cash outflows over the next 18 months will increase to $2.0 million.

     Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of immunotherapies, such as MyVax, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and cost of our clinical trials and other research and development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the cost and timing of completion of a commercial scale manufacturing facility;

•	the costs and timing of regulatory approval;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

     Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax, including regulatory approval of our commercial scale manufacturing facility, we will not have product revenue until 2006, at the earliest. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

     As of September 30, 2003, we had no long-term debt and had contractual obligations related to operating leases as follows (in thousands):

	Payments Due by Period

		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Contractual Obligations	$1,501	$701	$776	$24	$—

     Our long term commitments under operating leases shown above consist of payments relating to three real estate subleases covering the 31,938 square feet of our present facility. These subleases expire between March 2005 and November 2006.

     We expect to begin spending for a commercial scale manufacturing facility in 2004. We estimate that the total cost of the facility will be between $50.0 million and $60.0 million. We anticipate seeking additional funding for the completion of construction and qualification of a commercial scale manufacturing facility. We anticipate that we will need to raise approximately $100 million in addition to the proceeds from our initial public offering to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL.

RISK FACTORS

     Any investment in our stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, before you decide whether to purchase our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also harm our business. If any of the following risks actually occurs or any of the additional risks not presently known to us occur, our business could be materially harmed and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our common stock could decline due to any of these risks or uncertainties, and you might lose part or all of your investment.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. Net losses were $19.9 million in 2002, $9.8 million in 2001 and $3.8 million in 2000. For the nine months ended September 30, 2003, net losses were $40.6 million. As of September 30, 2003, we had an accumulated deficit of $79.5 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the construction and qualification of a commercial scale manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our independent accountants have expressed substantial doubt about our ability to continue as a going concern.

     We have received an audit report from our independent accountants containing an explanatory paragraph stating that our historical losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We believe that the successful completion of our initial public offering eliminated this doubt and enable us to continue as a going concern. We believe that the net proceeds from the recently completed initial public offering, together with the interest thereon, will be sufficient to meet our projected operating requirements for the next 18 months.

We currently have no source of revenue and may never become profitable.

     Our ability to become profitable depends upon our ability to generate revenue. To date, MyVax has not generated any revenue, and we do not know when or if MyVax will generate revenue. Our ability to generate revenue depends on a number of factors, including our ability to:

•	successfully complete our ongoing pivotal Phase 3 clinical trial for MyVax;

•	develop and obtain regulatory approval for MyVax, including regulatory approval for our commercial scale manufacturing facility and process;

•	manufacture commercial quantities of MyVax at acceptable cost levels; and

•	successfully market and sell MyVax.

     We do not anticipate that we will generate revenues until 2006, at the earliest. We do not anticipate that we will achieve profitability for at least several years after generating material revenues. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

     Developing patient-specific active immunotherapies, conducting clinical trials, establishing manufacturing facilities and marketing immunotherapies that we may develop is expensive. We will need to raise additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development;

•	complete the construction and qualification of a commercial scale manufacturing facility; and

•	commercialize MyVax, or any other immunotherapies that we may develop, if any such immunotherapies receive regulatory approval.

     We believe that the net proceeds from our initial public offering, which was completed in November 2003, together with interest thereon, will be sufficient to meet our projected operating requirements for the next 18 months. For the first nine months of this year, our average monthly cash outflows to fund operations were approximately $1.6 million. We anticipate that our average monthly cash outflows over the next 18 months will increase to $2.0 million. We estimate that we will need to raise additional funds in an anticipated amount of approximately $100 million in order to commercialize MyVax, including the completion of the construction and qualification of a commercial scale manufacturing facility, if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and cost of our clinical trials and other research and development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the cost and timing of completion of a commercial scale manufacturing facility;

•	the costs and timing of regulatory approval;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

     Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

     Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax, including regulatory approval of a commercial scale manufacturing facility, we will not have product revenue until 2006, at the earliest. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies, MyVax or any other immunotherapies that we may develop.

     We may raise additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us.

If clinical trials of MyVax, or any other immunotherapies that we may develop, do not produce successful clinical trial results, we will be unable to commercialize these products.

     To receive regulatory approval for the commercial sale of MyVax, or any other immunotherapies that we may develop, we must conduct, at our own expense, extensive clinical trials to demonstrate safety and efficacy in humans. Clinical testing is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of MyVax, or any other immunotherapies that we may develop, including the following:

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing;

•	registration and/or enrollment in our ongoing pivotal Phase 3 clinical trial for MyVax may be slower than we currently anticipate, resulting in significant delays;

•	safety and efficacy results attained in our pivotal Phase 3 clinical trial for MyVax may be less positive than the results obtained in our Phase 2 clinical trials for MyVax;

•	costs of our clinical trials may be greater than we currently anticipate;

•	after reviewing test results, we may abandon projects that we might have previously believed to be promising;

•	we, or regulators, may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and

•	the effects of MyVax, or any other immunotherapies that we may develop, on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use if approved.

     Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, positive time to disease progression results in small scale Phase 2 clinical trials are not necessarily indicative of the time to disease progression results in larger Phase 3 clinical trials. Moreover, all clinical data reported from time to time prior to the release of final results of a trial regarding time to disease progression is not fully audited and has been taken from databases that have not been fully reconciled against medical records kept at the clinical sites or that may not include the most current information on patient disease progressions. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. The data collected from our clinical trials may not be sufficient to support regulatory approval of MyVax, or any other immunotherapies that we may develop. We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Our failure to adequately demonstrate the safety and efficacy of MyVax, or any other immunotherapies that we may develop, will prevent receipt of regulatory approval and, ultimately, commercialization of MyVax, or any other immunotherapies that we may develop.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

     Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective sites, delays in obtaining institutional review board approval to conduct a study at a prospective site and delays in recruiting patients to participate in a study.

     In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion. If we have significant delays in testing or regulatory approvals, our financial results and the commercial prospects for MyVax, or any other immunotherapies that we may develop, will be harmed, our costs could increase and our ability to generate revenue could be delayed.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize MyVax, or any other immunotherapies that we may develop.

     Our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL is being conducted at 34 treatment centers in the United States and Canada and is planned to treat 360 patients. We do not have the ability to independently conduct clinical trials for MyVax, or any other immunotherapies that we may develop, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third-party couriers to transport patient tissue samples and MyVax. If any of our relationships with these contract research organizations, medical institutions, clinical investigators, contract laboratories or third-party couriers terminate, we believe that we would be able to enter into arrangements with alternative third parties. If certain of these third parties, such as medical institutions, clinical investigators or contract laboratories, do not successfully carry out their contractual duties or obligations, meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize MyVax, or any other immunotherapies that we may develop.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

     Our ability to commercialize MyVax, or any other immunotherapies that we may develop, depends upon our ability to develop, manufacture, market and sell MyVax, or any other immunotherapies that we may develop, without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of immunotherapy and gene expression. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that MyVax, or any other immunotherapies that we may develop, may infringe. There could also be existing patents of which we are not aware that MyVax, or any other immunotherapies that we may develop, may inadvertently infringe.

     In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies. To date, we have elected not to seek licenses for these patents because, among other reasons, we believe that our pre-commercialization activities fall within the scope of an available exemption. In addition, we do not believe that we will be required to seek any licenses upon completion of our pre-commercialization activities. For more information, please refer to the section entitled “Business — Intellectual Property in our Registration Statement on Form S-1, as amended, filed with the SEC on October 28, 2003. We may be exposed to future litigation by the companies holding these patents or other third parties based on claims that MyVax, or any other immunotherapies that we may develop, or the methods we employ to manufacture them, infringe their intellectual property rights. Our ability to manufacture and commercialize MyVax, or any other immunotherapies that we may develop, may depend on our ability to demonstrate that MyVax, or any other immunotherapies that we may develop, and our manufacturing processes do not infringe third-party patents. If these patents were found to cover MyVax, or any other immunotherapies that we may develop, or our manufacturing process, we could be required to pay damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtained a license. A license may not be available to us on acceptable terms in the future, if at all.

     There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business;

•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;

•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it is not required to do;

•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

•	redesigning our process so it does not infringe which may not be possible or could require substantial funds and time.

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.

     Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of MyVax, or any other immunotherapies that we may develop, and the method we use to manufacture them, as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

     As of September 30, 2003, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016. Corresponding patents have been issued in South Africa and Australia, both of which expire in 2017. We have also filed additional United States and corresponding foreign patent applications relating to our Hi-GET gene amplification technology. We expect to continue to file additional patent applications.

     The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States. The biotechnology patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

     The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	our issued patents may not provide a basis for commercially-viable active immunotherapies, or may not provide us with any competitive advantages, or may be challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

     We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We are not able to prevent others, including potential competitors, from using the patient-specific idiotype protein-KLH conjugate, comprising a single idiotype protein, that we use in our lead product candidate, MyVax, for the treatment of indolent B-cell NHL.

     The patient-specific idiotype-KLH conjugate, comprising a single idiotype protein, and its use for the treatment of indolent B-cell NHL is in the public domain and therefore cannot be patented. Consequently, we are only able to receive patent protection for our amplified cell lines and the process we use to manufacture the tumor-derived idiotype protein used in MyVax. As a result, we cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with MyVax.

Opposition proceedings to assert our rights to register the GENITOPE trademark may be time consuming and costly and the outcome is uncertain.

     In June 2002, Pharmacia & UpJohn AB filed an opposition to the registration of our “GENITOPE” trademark alleging that a likelihood of confusion exists between our Genitope trademark and Pharmacia’s “GENOTROPIN” trademark. Pharmacia’s GENOTROPIN trademark has been registered for use with pharmaceutical preparations, namely human growth hormones. In our trademark application, we are seeking to register the GENITOPE trademark for use with biopharmaceutical preparations for the treatment of cancer. Opposition proceedings can be time consuming and expensive and the outcome uncertain. We may be required to expend significant resources to assert our rights to register the GENITOPE trademark. In November 2003, we reached settlement terms with Pharmacia & Upjohn, pending execution of the final settlement agreement by all parties. Under the terms of the settlement agreement, we agreed to use the mark “Genitope” primarily as a house mark and not as a product mark, amend the trademark application for “Genitope” accordingly, avoid use of the mark “Genitope” in conjunction with growth hormone products or injections devices for growth hormone products, avoid the use of the mark with similar trade dress used by the Genotropin mark and not interfere with the Pharmacia Corporation and Pharmacia & Upjohn AB “Genotropin” trademark registration. Pharmacia Corporation and Pharmacia & Upjohn AB agreed to withdraw the trademark opposition filed against the “Genitope” mark and agreed to not interfere with or object to the use or registration by us of our “Genitope” house marks, Genitope Corporation’s trade names or Genitope Corporation’s “genitope.com” domain name. Until final signatures are obtained, we cannot guarantee that the settlement will be concluded on these or any terms. If we are unable to reach an acceptable settlement with Pharmacia or prevail in the opposition proceeding, we may be required to abandon our application and to adopt a new trademark.

We are subject to extensive regulation, which can be costly, time consuming and subject us to unanticipated delays or prevent us from obtaining the required approvals to commercialize MyVax, or any other immunotherapies that we may develop.

     MyVax and any other immunotherapies that we may develop, clinical trials and manufacturing activities are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. The process of obtaining these approvals is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, patient-specific active immunotherapies are complex, and regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our lead product candidate, MyVax, or any other immunotherapies that we may develop. The FDA has not approved for marketing any cancer immunotherapeutic drug based on a patient-specific active idiotype immunotherapy. Consequently, there is no precedent for the successful commercialization of a patient-specific active idiotype immunotherapeutic drug. In addition, we have not previously filed the marketing applications necessary to gain regulatory approvals. This lack of experience may impede our ability to obtain timely FDA approval, if at all. We will not be able to commercialize MyVax, or any other immunotherapies that we may develop, until we obtain FDA approval in the United States or approval by comparable authorities in other countries. We do not expect to receive regulatory approval for the commercial sale of MyVax until 2006, at the earliest. Any delay in obtaining, or inability to obtain, FDA approval would prevent us from commercializing MyVax, or any other immunotherapies that we may develop.

Even if MyVax, or any other immunotherapies that we may develop, receives regulatory approval, we may still face development and regulatory difficulties relating to MyVax, or any other immunotherapies that we may develop, in the future.

     If we receive regulatory approval to sell MyVax, or any other immunotherapies that we may develop, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of MyVax, or any other immunotherapies that we may develop, or impose ongoing requirements for post-approval studies. In addition, regulatory agencies subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If we discover previously unknown problems with a product or our manufacturing and laboratory facility, a regulatory agency may impose restrictions on that product or on us, including requiring us to withdraw the product from the market. We will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend our regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on our operations, including closing our facility; or

•	seize or detain products or require a product recall.

Obtaining regulatory approval of our manufacturing facility or disruptions in our manufacturing process may delay or disrupt our commercialization efforts.

     Before we can begin to commercially manufacture MyVax, we must obtain regulatory approval from the FDA of our manufacturing facility and process. In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before MyVax can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with the current Good Manufacturing Practices, or cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have only undertaken initial steps towards achieving compliance with these regulatory requirements. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell MyVax, or any other immunotherapies that we may develop.

     We are currently manufacturing the necessary quantities of MyVax for our clinical trials at our existing facility in Redwood City, California. Our manufacturing facility is currently subject to licensing requirements of the California Department of Health Services, and we anticipate applying for a license in the first quarter of 2004. Our facility is subject to inspection by the FDA as well as by the California Department of Health Services at any time. Failure to obtain and maintain a license from the California Department of

Health Services or to meet the inspection criteria of the FDA and the California Department of Health Services would disrupt our manufacturing processes and would harm our business. If an inspection by the FDA, California Department of Health Services or foreign regulatory authorities indicates that there are deficiencies, we could be required to take remedial actions, or our facility may be closed.

     In order to commercialize MyVax, or any other immunotherapies that we may develop, we will need to construct and qualify a commercial scale manufacturing facility. Preparing a facility for commercial manufacturing may involve unanticipated delays and the costs of complying with FDA regulations may be higher than we anticipated. In addition, any material changes we make to the manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business.

We have no experience manufacturing MyVax, or any other immunotherapies, for the number of patients and at a cost that would enable widespread commercial use.

     To date, we have only manufactured MyVax in quantities necessary to support our ongoing pivotal Phase 3 clinical trial and Phase 2 clinical trials for MyVax. We have no experience in manufacturing MyVax, or any other immunotherapies, for the number of patients and at a cost that would enable commercial use. In addition, since no other company has manufactured an immunotherapeutic product for commercial sale, there are no precedents from which we could learn. To commercialize MyVax, we will need to construct and qualify a commercial scale manufacturing facility that meets cGMP standards. In doing so, we may encounter problems with, among other things, controlling costs and quality control and assurance.

     If we cannot manufacture a sufficient supply of MyVax on acceptable terms, the commercialization of MyVax will be delayed or prevented.

We may experience difficulties in manufacturing MyVax, or any other immunotherapies that we may develop, which could prevent us from completing our ongoing clinical trials and delay the commercialization of MyVax, or any other immunotherapies that we may develop.

     Manufacturing MyVax is complex and requires coordination internally among our employees as well as externally with physicians, hospitals and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing MyVax, including:

•	difficulties in obtaining adequate tumor samples from physicians;

•	difficulties in the timely shipping of tumor samples to us or in the shipping of MyVax to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;

•	destruction of, or damage to, tumor samples or MyVax during the shipping process due to improper handling by third-party carriers, hospitals, physicians or us; and

•	destruction of, or damage to, tumor samples or MyVax during storage at our facility.

     If we experience any difficulties in manufacturing MyVax, or any other immunotherapies that we may develop, our ongoing clinical trials may be delayed and commercialization of MyVax, or any other immunotherapies that we may develop, may be delayed.

We rely on the availability and condition of our sole manufacturing facility in Redwood City, California. If we are not able to renew the subleases or if the facility is damaged or destroyed, then our ability to manufacture products will be significantly affected and we will be delayed or prevented from completing our clinical trials and commercializing MyVax, or any other immunotherapies that we may develop.

     We currently rely on the availability and condition of our sole manufacturing facility, located in Redwood City, California, to manufacture MyVax. Our facility is located in a seismic zone, and there is the possibility of an earthquake which, depending on its magnitude, could be disruptive to our operations. Our subleases for this facility expire in May 2005 and November 2006, and because we have no options to extend the terms of these subleases, we may not be able to negotiate new subleases for this facility. In addition, if the facility or the equipment in the facility is significantly damaged or destroyed for any reason, we will not be able to quickly or inexpensively replace our manufacturing capacity. The inability to renew the subleases or the damage or destruction of the facility would significantly affect our ability to manufacture MyVax, or any other immunotherapies that we may develop, and would delay or prevent us from completing our clinical trials and commercializing MyVax, or any other immunotherapies that we may develop.

We currently depend on single source suppliers for critical raw materials for manufacturing, as well as other components required for the administration of MyVax. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of MyVax.

     We currently depend on single source suppliers for critical raw materials used in MyVax and other components used in the manufacturing process and required for the administration of MyVax. In particular, manufacturing of MyVax requires keyhole limpet hemocyanin, or KLH, a foreign carrier protein. We purchase KLH from biosyn Arzneimittel GmbH, a single source supplier. We have entered into a supply agreement with the supplier, dated December 9, 1998, pursuant to which biosyn has agreed to supply us with KLH. The supply agreement expires on December 9, 2005. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy. Biosyn is not contractually obligated to supply us with the amounts of KLH currently being supplied and necessary for our current clinical trial purposes or for commercialization. There may be no other supplier of KLH of suitable quality for our purposes.

     In addition, we currently purchase specialized cell culture containers, which are critical components of our manufacturing process, from Medtronic, Inc. a single source supplier. We do not have a long-term contract with Medtronic and rely on purchase orders to obtain the necessary cell culture containers. To date, Medtronic has met our requirements for our clinical trials. There are, in general, few alternative sources of supply for this product.

     Administration of MyVax requires an adjuvant to enhance the immune response. We use Leukine sargramostim, a commercially available recombinant human granulocyte-macrophage colony stimulating factor known as GM-CSF, as an adjuvant for MyVax. An adjuvant is a substance that is administered with an antigen to enhance or increase the immune response to that antigen. We currently rely on purchase orders to purchase GM-CSF from Berlex Laboratories, Inc. We do not have a long-term contract with Berlex. GM-CSF is not commercially available from other sources in the United States or Canada.

     Establishing additional or replacement suppliers for these materials or components may take a substantial amount of time. In addition, we may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of MyVax, or any other immunotherapies that we may develop, could be interrupted for an extended period of time, which may delay completion of our clinical trials or commercialization of MyVax, or any other immunotherapies that we may develop. If we are unable to obtain adequate amounts of these components, our clinical trials will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different components that may not be as safe or as effective. As a result, regulatory approval of MyVax may not be received at all.

The commercial success of MyVax, or any other immunotherapies that we may develop, will depend upon the degree of market acceptance of these products among physicians, patients, health care payors and the medical community.

     MyVax, or any other immunotherapies that we may develop, may not gain market acceptance among physicians, patients, health care payors and the medical community. The degree of market acceptance of any approved immunotherapies will depend on a number of factors, including:

•	market acceptance of patient-specific active immunotherapies;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	ability to produce an active immunotherapy at a competitive price;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

     If MyVax, or any other immunotherapies that we may develop, are approved but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate product revenue and we may not become profitable.

If we are unable to obtain acceptable prices or adequate reimbursement from third-party payors for MyVax, or any other immunotherapies that we may develop, our revenues and prospects for profitability will suffer.

     Our ability to commercialize MyVax, or any other immunotherapies that we may develop, is highly dependent on the extent to which coverage and reimbursement for MyVax, or any other immunotherapies that we may develop, will be available from:

•	governmental payors, such as Medicare and Medicaid;

•	private health insurers, including managed care organizations; and

•	other third-party payors.

     Many patients will not be capable of paying for MyVax, or any other immunotherapies that we may develop, themselves and will rely on third-party payors to pay for their medical needs. A primary current trend in the United States health care industry is toward cost containment. Large private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use MyVax, or any other immunotherapies that we may develop. Cost-control initiatives could decrease the price we might establish for MyVax, or any other immunotherapies that we may develop, which would result in lower product revenues. If the prices for MyVax, or any other immunotherapies that we may develop, decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels for MyVax, or any other immunotherapies that we may develop, our revenue and prospects for profitability will suffer.

If we are unable to establish sales and marketing capabilities or enter into agreements with companies to sell and market MyVax, we may be unable to generate product revenue.

     We do not have a sales organization and have no experience as a company in the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must develop our sales, marketing and distribution capabilities or make arrangements with a third party to perform these services. If MyVax is approved for commercial sale, we currently plan to establish our own sales force to market it in the United States. Developing a sales force is expensive and time consuming and could delay any product launch. We cannot be certain that we would be able to develop this capacity. If we are unable to establish our sales and marketing capability, we will need to contract with third parties to market and sell MyVax in the United States. We will also need to develop a plan to market and sell MyVax outside the United States. To the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we directly marketed and sold MyVax, or any other immunotherapies that we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit commercialization of MyVax, or any other immunotherapies that we may develop.

     We face an inherent risk of product liability exposure related to the testing of MyVax, or any other immunotherapies that we may develop, in human clinical trials and will face an even greater risk if we sell MyVax, or any other immunotherapies that we may develop, commercially. Currently, we are not aware of any historical or anticipated product liability claims. In the future, an individual may bring a liability claim against us if MyVax, or any other immunotherapies that we may develop, causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for MyVax, or any other immunotherapies that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients;

•	loss of revenues; and

•	the inability to commercialize MyVax, or any other immunotherapies that we may develop.

     We have product liability insurance that covers our clinical trials up to a $3.0 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for MyVax, or any other immunotherapies that we may develop. We believe that our current insurance coverage is adequate. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We may incur significant costs complying with environmental laws and regulations.

     We use hazardous materials that could be dangerous to human health, safety or the environment. As appropriate, we store these materials and various wastes resulting from their use at our facility pending ultimate use and disposal. We currently contract with a third party to dispose of these materials and various wastes resulting from the use of such materials at our facility. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes resulting from the use of such materials. While our costs for compliance, including costs related to the disposal of hazardous materials, to date have been nominal, we may incur significant costs complying with both existing and future environmental laws and regulations. We are subject to regulation by the Occupational Safety and Health Administration, or OSHA, the California and federal environmental protection agencies and to regulation under the Toxic Substances Control Act. OSHA or the California or federal EPA may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that could have a material adverse effect on our operations.

If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

     Our research and development and manufacturing activities involve the use of biological and hazardous materials. While we have not been found in violation of any environmental laws or been the subject of any investigations for violations of environmental laws, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages. We have insurance that covers our use of hazardous materials up to $3.0 million per occurrence. We believe our current insurance coverage is adequate. However, any liability could exceed our resources.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop MyVax, or any other immunotherapies that we may develop, conduct our clinical trials and commercialize MyVax, or any other immunotherapies that we may develop.

     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney Jr., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax. Currently, we do not have employment agreements with any members of senior management other than Fred Kurland, our Chief Financial Officer. The 1,258,500 shares of our common stock owned by Dr. Denney are not subject to any vesting. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.

     The competition for qualified personnel in the biotechnology field is intense. In particular, our ability to deliver patient therapies depends on our ability to attract and retain quality assurance and control personnel. We will need to hire additional personnel as we continue to expand our manufacturing, research and development activities. In particular, in preparation for commercialization of MyVax, we will need to hire a Vice President of Quality. The competition among biotechnology companies for personnel who perform quality functions related to manufacturing is particularly intense. We have been searching for a Vice President of Quality for approximately a year. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies. We are not aware of any key personnel planning to retire or leave us in the near future.

If our competitors are better able to develop and market products that are more effective than MyVax, or any other immunotherapies that we may develop, our commercial opportunity will be reduced or eliminated.

     We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Various products are currently marketed for the treatment of NHL, and a number of companies are developing new treatments. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than MyVax, or any other immunotherapies that we may develop. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

     We expect that our ability to compete effectively will depend upon our ability to:

•	successfully and rapidly complete clinical trials and obtain all requisite regulatory approvals in a cost-effective manner;

•	maintain a proprietary position for our manufacturing process and other technology;

•	attract and retain key personnel; and

•	build an adequate sales and marketing infrastructure for MyVax.

     Several companies, such as Corixa Corporation, IDEC Pharmaceuticals Corporation and Immunomedics, Inc. are involved in the development of passive immunotherapies for the treatment of NHL. Various products are currently marketed for treatment of NHL. Rituxan, a passive immunotherapy co-marketed by Genentech, Inc. and IDEC Pharmaceuticals Corporation, is approved for the treatment of relapsed or refractory, low grade B-cell NHL. In addition, IDEC has received FDA approval for marketing its passive radioimmunotherapy product, Zevalin, and GlaxoSmithKline Plc and Corixa Corporation recently received FDA approval for marketing their version of passive radioimmunotherapy product, Bexxar, for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL. For more information, please refer to the section entitled “Business — MyVax Personalized Immunotherapy” in our Registration Statement on Form S-1, as amended, filed with the SEC on October 28, 2003.

     In addition, there are several companies focusing on the development of active immunotherapies for the treatment of NHL, including Antigenics, Inc., Favrille, Inc. and Large Scale Biology Corporation. While these companies’ product candidates are in various stages of development, none are in Phase 3 clinical trials for the treatment of NHL. In addition, we are aware that the National Cancer Institute, or NCI, in collaboration with Biovest International, Inc., is currently conducting a Phase 3 clinical trial of active immunotherapy in patients with follicular NHL. If any are successfully developed and approved, they could compete directly with MyVax, if it is approved. In addition, researchers are continually learning more about NHL and other forms of cancer, and new discoveries may lead to new technologies for treatment. As a result, MyVax, or any other immunotherapies that we may develop, may be rendered obsolete and noncompetitive at any time.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

     In order to continue our clinical trials and commercialize MyVax, or any other immunotherapies that we may develop, we will need to expand our employee base for managerial, operational, financial and other resources. We anticipate that we will need between 350 and 400 employees by the time MyVax is initially commercialized. We do not expect to be able to commercially launch MyVax until 2006, at the earliest. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize MyVax, or any other immunotherapies that we may develop, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our research and development efforts effectively;

•	manage our clinical trials effectively;

•	integrate additional management, administrative, manufacturing and sales and marketing personnel;

•	develop our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

     We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results.

Other Risks

Our stock price may be volatile, and your investment in our stock could decline in value.

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;

•	announcement of FDA approval or non-approval of MyVax, or any other immunotherapies that we may develop, or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to MyVax, or any other immunotherapies that we may develop, clinical trials, manufacturing process or sales and marketing activities;

•	regulatory developments in the United States and foreign countries;

•	the success of our research efforts and clinical trials;

•	any intellectual property infringement lawsuit involving us;

•	announcements concerning our competitors, or the biotechnology or biopharmaceutical industries in general;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and five percent stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

     In particular, you may not be able to resell your shares at or above your purchase price. The stock markets in general, and the markets for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which would hurt our business, operating results and financial condition.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

     Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include a classified board of directors and a prohibition on actions by our stockholders by written consent. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us in certain circumstances. Finally, these provisions establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders.

The ownership interests of our officers, directors and largest stockholders could conflict with the interests of our other stockholders.

     As of November 4, 2003, our officers, directors and holders of 5% or more of our outstanding common stock will beneficially own approximately 35.0% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Future sales of our common or preferred stock could lower the market price of our common stock.

     Sales of substantial amounts of shares in the public market following our initial public offering could harm the market price of our common stock. As of November 18, 2003, we had 16,820,061 shares of common stock outstanding, assuming no exercise of outstanding options or warrants. Of these shares, all of the 4,179,860 shares sold in our initial public offering are freely tradable under federal and state securities laws. Each of our officers, directors and stockholders have agreed, subject to specified exceptions, that without the prior written consent of WR Hambrecht+Co, they will not, directly or indirectly, sell, offer, contract to sell, transfer the economic risk of ownership in, make any short sale, pledge or otherwise dispose of any shares of our capital stock or any securities convertible into or exchangeable or exercisable for or any other rights to purchase or acquire our capital stock for a period of 180 days from the effective date of the Registration Statement. WR Hambrecht+Co, may, in its sole discretion, permit early release of shares subject to the lock-up agreements. All but 3,829,058 of the 12,640,201 shares of our common stock that were not sold in our initial public offering, but which were outstanding as of November 18, 2003, will be eligible for sale in the public market 180 days after the effective date of the Registration Statement under Rules 144, 144(k) and 701, subject in some cases to volume and other limitations. In addition, of the 895,111 shares issuable upon exercise of options to purchase our common stock outstanding as of September 30, 2003, approximately 375,319 shares will be vested and eligible for sale on April 27, 2004. For a full discussion of shares eligible for sale following our initial public offering, see “Shares Eligible for Future Sale” in our Registration Statement on Form S-1, as amended, filed with the SEC on October 28, 2003. In addition, if we propose to register any of our securities under the Securities Act either for our own account or for the accounts of other securityholders after our initial public offering, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock. In addition, holders of registration rights may require us on not more than two occasions at any time beginning approximately six months from the date of the closing of our initial public offering, to file a registration statement under the Securities Act with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 when this form becomes available. These rights shall terminate altogether three years after the effective date of our initial public offering, and, with respect to each holder of such rights, on the date when such holder holds less than 1% of our outstanding shares of common stock and is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any 90-day period. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds of financial institutions and principal amounts outstanding under our two line of credit facilities which are subject to variable interest rates. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Accordingly, we believe that while the cash and cash equivalents we hold are subject to changes in the financial standing of the financial institution, we are not subject to any material risks arising from changes in interest rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. We also believe that we are not subject to any material risks arising from changes in interest rates related to our line of credit due to the short-term nature of the facilities. As of September 30, 2003, we had $8.0 million of outstanding debt under two line of credit facilities. During October and November 2003 we repaid the outstanding borrowings under both lines. On November 14, 2003 we terminated both line of credit facilities.

     In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

     Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Genitope have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2003 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  During the three months ended September 30, 2003, we issued 84,980 shares of our common stock that were not registered under the Securities Act of 1933 to our employees and directors upon the exercise of options for cash consideration with an aggregate exercise price of $138,712. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act and Section 4(2) of the Securities Act.

In August 2003, we issued a warrant to purchase 533,333 shares of Series F preferred stock with an exercise price of $4.50 per share and an aggregate value of $1,933,000 to one accredited investor. Also in August 2003, we issued 977,966 shares of Series E preferred stock upon conversion of the convertible promissory notes that were issued and sold to 17 accredited investors in April 2003, in aggregate principal amount of $4,280,009. We claimed exemption from registration under the Securities Act for the sales and issuances of securities in these transactions by virtue of Rule 506 of Regulation D. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising and each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment. All of these shares of preferred stock were converted into shares of common stock upon the closing of our initial public offering.

(d)  The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 (SEC File No. 333-107719) under the Securities Act of 1933 in connection with the initial public offering of our common stock, $0.001 par value, effective, on October 29, 2003. WR Hambrecht + Co acted as the lead underwriter of the offering. Punk, Ziegel & Company and Brean Murray & Co., Inc. acted as co-managers.

Our common stock commenced trading on the Nasdaq National Market on October 30, 2003 under the trading symbol “GTOP”. 4,179,860 shares of common stock were sold in the offering, including shares that were issued upon the partial exercise by the underwriters of their over-allotment option, at $9.00 per share. All of the shares of common stock were sold by us. The offering terminated after the sale of all of the securities registered on the registration statement.

The aggregate gross proceeds from the shares of common stock sold were $37,618,740. In connection with the offering, we paid the underwriters a commission of $2,633,312 and incurred offering expenses estimated at $1,250,000. After deducting the underwriters’ commission and the estimated offering expenses, we received net proceeds of approximately $33,735,428 from the offering. We invested the net proceeds in short-term securities.

None of the expenses, or application of the net proceeds, were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 29, 2003 prior to our initial public offering, the matters set forth below were approved by our stockholders through an action by written consent. All of the share numbers listed below do not reflect the one for three reverse stock split that occured on October 24, 2003.

1.	Dan Denney, Greg Ennis, Stanford Finney, Nicholas Simon, Bill Hasler and Gordon Denney were re-elected to serve as directors of Genitope until our next annual meeting of stockholders as follows:

Name	For	Against	Abstained

Dan Denney	31,360,906	0	6,504,784
Greg Ennis	31,360,906	0	6,504,784
Stanford Finney	31,360,906	0	6,504,784
Nicholas Simon	31,360,906	0	6,504,784
Bill Hasler	31,360,906	0	6,504,784
Gordon Denney	31,360,906	0	6,504,784

2.	An amendment and restatement of our Certificate of Incorporation was approved as follows:

For	Against	Abstain

31,383,414	74,449	6,504,784

3.	An amendment and restatement of our Certificate of Incorporation to be effective upon the closing of our initial public offering was approved as follows:

For	Against	Abstain

31,360,906	31,031	6,482,276

4.	An amendment and restatement of our Bylaws to be effective upon the closing of our initial public offering was approved as follows:

For	Against	Abstain

31,360,906	63,333	6,504,784

5.	The adoption of a 2003 Equity Incentive Plan to be effective upon the closing of our initial public offering and the related reservation of a total of 6,250,000 shares of common stock was approved as follows:

For	Against	Abstain

31,091,387	279,134	6,504,784

6.	The adoption of a 2003 Employee Stock Purchase Plan to be effective upon the closing of our initial public offering and the related reservation of a total of 300,000 shares of common stock was approved as follows:

For	Against	Abstain

31,283,983	78,339	6,504,784

7.	The adoption of a 2003 Non-Employee Directors’ Plan to be effective upon the closing of our initial public offering and the related reservation of a total of 400,000 shares of common stock was approved as follows:

For	Against	Abstain

31,283,983	86,538	6,504,784

8.	The amendment of our 1996 Stock Option Plan to reserve an additional 1,250,000 shares of common stock was approved as follows:

For	Against	Abstain

31,322,444	38,466	6,504,784

9.	A form indemnity agreement to be entered into with each of our directors and officers was approved as follows:

For	Against	Abstain

28,248,475	52,948	9,607,600

10.	The ratification of the conversion of convertible promissory notes into shares of Series E Preferred Stock was approved as follows:

For	Against	Abstain

31,360,906	0	6,504,784

11.	The ratification of certain matters related to past financings was approved as follows:

For	Against	Abstain

31,360,906	1,416	6,504,784

ITEM 5. OTHER INFORMATION

Clinical Update

On December 8, 2003, we announced results of our Phase 2 clinical trial evaluating MyVax for the treatment of aggressive non-Hodgkin’s lymphoma, including mantle cell lymphoma, or MCL (“Trial No. 9902”). The data were presented at the American Society of Hematology’s 45th Annual Meeting and Exposition on December 8, 2003 by John P. Leonard, M.D., Assistant Professor of Medicine at Weill Cornell Medical College of Cornell University, and Medical Director of Oncology Services at New York-Presbyterian Hospital/Weill Cornell Medical Center. The clinical trial examined two dosing strategies of MyVax, Schedule A and Schedule B. The data suggest that an accelerated schedule with more doses of MyVax may be a safe and effective treatment following chemotherapy in individuals with aggressive lymphoma, including mantle cell lymphoma. The study involved 27 patients with aggressive non-Hodgkin’s lymphoma, in complete or partial remission following CHOP chemotherapy. Each patient received one of two treatment schedules of MyVax. Fourteen patients on Schedule A (five with MCL) received five immunizations over 24 weeks, starting three months after completing chemotherapy. The median time to disease progression for the mantle cell patients on Schedule A was 254 days, or 8.4 months, following completion of chemotherapy. In an attempt to improve clinical responses, an accelerated and extended administration regimen was developed. Thirteen patients on Schedule B (11 with MCL) began receiving MyVax three months following completion of chemotherapy. Patients were immunized with MyVax every two weeks for seven doses, with an eighth dose administered at week 18. In the MCL population on Schedule B, the median time to disease progression was 477 days, or 15.7 months, following completion of chemotherapy. Based upon the most current information available to us, the median time to disease progression for all thirteen patients treated on Schedule B was 477 days, or 15.7 months.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENITOPE CORPORATION

Date: December 10, 2003	/s/ Dan W. Denney, Jr.
Dan W. Denney, Jr., Ph.D.
Chairman and Chief Executive Officer

Date: December 10, 2003	/s/ Fred Kurland
Fred Kurland
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description

3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2*	Amended and Restated Bylaws of Genitope Corporation

4.1**	Specimen Common Stock Certificate.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1***	Certification by the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*     Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the Securities and Exchange Commission on August 6, 2003, as amended, and incorporated herein by reference.

**Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1/A (File No. 333-107719), as filed with the Securities and Exchange Commission on September 11, 2003, as amended, and incorporated herein by reference.

***     This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.