Form 10-K
period 2003-12-31
GENITOPE CORP
filed 2004-03-26
CIK 1028358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50425

Genitope Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0436313
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

525 Penobscot Drive
Redwood City, CA 94063
(Address of principal executive offices, including zip code)

(650) 482-2000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK $.001 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

There was no established public trading market for the registrant’s common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2003, there were 16,819,501 shares of the registrant’s common stock outstanding. As of that date, there were approximately 11,110,202 shares held by non-affiliates of the registrant, with an approximate aggregate market value of $101,991,654 based upon the $9.18 closing price of the registrant’s common stock listed on the Nasdaq National Market on December 31, 2003.**

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 29, 2004 in connection with the registrant’s 2004 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

**Excludes 5,709,299 shares of the Registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at December 31, 2003. Exclusion of such shares should not be construed to indicate that any such person possesses the power, director or indirect, to director or cause the direction of the management or policies of the Registration or that such person is controlled by or under common control with the Registrant.

GENITOPE CORPORATION

FORM 10-K

     The terms “Genitope,” “we,” “us” and “our” as used in this report refer to Genitope Corporation.

     Genitope, Hi-GET, our logo and MyVax are our trademarks. In addition to Hi-GET, our logo and MyVax, we have applied to register Genitope with the United States Patent and Trademark Office. Other service marks, trademarks and trade names referred to in this report, such as Rituxan, are the property of their respective owners.

PART I

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward looking statements include, but are not limited to, statements about the progress of our clinical trials and research programs and the sufficiency of our cash resources and the timing of the completion of patient registration for our Phase 3 trial, immunization of the last patient registered in the Phase 3 trial and the first interim analysis of the data from the Phase 3 trial. These forward-looking statements are generally identified by words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “intends” and other similar words and expressions. Discussions containing these forward-looking statements may be found in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially form those expressed or implied in the forward-looking statements. The risks discussed in “Risk-Factors,” among other things, should be considered in evaluating our prospects and future financial performance. Genitope undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

ITEM 1. BUSINESS

BUSINESS

Overview

     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma, or B-cell NHL. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% to 90% of over 300,000 existing and approximately 55,000 newly diagnosed NHL patients each year. NHL is clinically classified as either slow-growing, referred to as indolent, or fast-growing, referred to as aggressive. There are approximately 25,000 patients diagnosed with indolent B-cell NHL in the United States each year. Our pivotal Phase 3 clinical trial is for the treatment of follicular B-cell NHL, which represents approximately half of the cases of indolent B-cell NHL. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we are also developing MyVax for the treatment of chronic lymphocytic leukemia, or CLL.

     We have exclusive worldwide sales and marketing rights for MyVax. Subject to regulatory approval, we intend to manufacture and commercialize MyVax and to establish a North American sales force to market and sell MyVax. Due to the concentrated nature of the oncology market, we believe that we can sell MyVax in North America with a small sales force. Results from our completed and ongoing clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. To date, we have successfully manufactured MyVax in a timely manner to support our clinical trials.

     Active immunotherapies similar to MyVax have been studied in clinical trials for over 14 years. Results from clinical trials at Stanford University Medical Center and the National Cancer Institute, or NCI, suggest that active immunotherapies may induce long-term remission and may improve survival in indolent B-cell NHL patients. Remission is the period of time during which patients have a partial or complete reduction in the amount or severity of the symptoms of their disease. Despite the results of the Stanford and NCI clinical trials, further development of an active immunotherapeutic approach to the treatment of NHL historically has been limited by significant manufacturing difficulties. We have developed a proprietary manufacturing process, which includes our patented Hi-GET gene amplification technology, that is designed to overcome many of these historical manufacturing limitations. As compared to other existing manufacturing methods for active immunotherapies, we believe that our process is efficient, modular and reproducible, which we believe will enable us to manufacture and commercialize patient-specific active immunotherapies for the treatment of NHL and potentially other cancers.

     We were incorporated in the State of Delaware on August 15, 1996. Our website address is www.genitope.com.

The Immune System and Cancer

     The immune system is the body’s natural defense mechanism to prevent and combat disease. The primary disease fighting functions of the immune system are carried out by white blood cells. In response to the presence of disease, white blood cells can mediate two types of immune responses, referred to as innate immunity and adaptive immunity. Together the innate and adaptive arms of the immune system generally provide an effective defense against a broad spectrum of diseases.

     Innate immunity is mediated by the white blood cells that engulf and digest infecting microorganisms known as pathogens. These white blood cells are the first line of defense against many common infections because they do not require that the body be previously exposed to the pathogens. The role of the innate immune system is to control infections while adaptive immunity is being established for that pathogen.

     Adaptive immunity is generated by the immune system throughout a person’s lifetime as he or she is exposed to particular pathogens. As a person is exposed to a pathogen, the adaptive immune response will, in many cases, confer life-long protection from re-infection by the same pathogen. This adaptive immune response is the basis for preventative vaccines that protect against viral and bacterial infections such as measles, polio, diphtheria and tetanus.

     Adaptive immunity is mediated by a subset of white blood cells called lymphocytes, which are divided into two types, B-cells and T-cells. B-cells and T-cells recognize molecules, usually proteins, known as antigens. An antigen is a molecule or substance that reacts with an antibody or a receptor on a T-cell. When a B-cell recognizes a specific antigen, it secretes proteins, known as antibodies, which in turn bind to a target containing that antigen and tag it for destruction by other white blood cells. When a T-cell recognizes an antigen, it either promotes the activation of other white blood cells or initiates destruction of the target cells directly. The collective group of B-cells and T-cells can recognize a wide array of antigens, but each individual B-cell or T-cell will recognize only one specific antigen. Because of this specificity, few lymphocytes will recognize the same antigen.

     Despite the effectiveness of the immune system in defending the body against infectious disease, it is generally ineffective in defending the body against a cancer once it has appeared. The immune system has developed numerous immune suppression mechanisms to prevent it from destroying a person’s normal tissue, and these same mechanisms are believed to prevent an immune response from being mounted against cancer cells. In addition, the cancer cells themselves can make changes that reduce the ability of the immune system to attack the tumor.

Immunotherapy and Cancer

     Immunotherapies utilize a person’s immune system in an attempt to combat diseases, including cancer. There are two forms of immunotherapy used to treat various diseases: passive and active. Both types of immunotherapy have been used with success to treat a number of different diseases. For example, active immunotherapies in the form of preventative vaccines have enabled the complete or virtual elimination of viral diseases such as smallpox and polio.

     Passive immunotherapy is characterized by the introduction into a patient of antibodies specific to a particular antigen. When antibodies are infused into a cancer patient, they attach to any cell that displays the antigen. The patient’s immune system then responds to eliminate those specific cells tagged by the antibody. Alternatively, radioactive molecules or toxins can be attached to an antibody before it is infused into the patient to kill the tagged cells directly. Although the protection that is provided by a passive immunotherapy is immediate, it is invariably temporary. Consequently, while passive immunotherapies have shown clinical benefits in some cancers, and some have improved safety profiles compared to existing therapies, they require repeated infusions and can cause the destruction of normal cells as well as cancer cells.

     An active immunotherapy generates an adaptive immune response by introducing an antigen into a patient, often in combination with other components that can enhance an immune response to the antigen. The specific adaptive immunity generated can include both the production of antigen-specific antibodies made by B-cells, known as humoral immunity, and the production of antigen-specific T-cells, known as cellular immunity.

     Active immunotherapies have been successful in preventing many infectious diseases, such as measles, mumps or diphtheria, but the approach has been less successful in treating cancer. Historically, the reasons that effective active immunotherapies for cancer have been difficult to develop included the:

•	inability of tumor antigens to elicit an effective immune response;

•	difficulty in identifying suitable target tumor antigens;

•	inability to manufacture tumor antigens in sufficiently pure form;

•	inability to manufacture sufficient quantities of tumor antigens;

•	failure to identify effective components to combine with tumor antigens to enhance an immune response; and

•	failure to employ immunization methods that elicit an effective immune response.

     We believe that an effective active immunotherapeutic approach for cancer would result from immunizing patients with sufficient quantities of purified, tumor-specific antigens administered with additional components to increase the immunogenicity of these antigens. Immunogenicity is the ability of an antigen to evoke an immune response within an organism. Utilizing this type of immunotherapy should allow a patient’s own immune system to produce both B-cells and T-cells which recognize numerous portions of the tumor antigen and generate clinically significant immune responses. During the late 1980s, physicians at Stanford began development of an active immunotherapy with these characteristics for the treatment of indolent B-cell NHL.

Non-Hodgkin’s Lymphoma

     Background. NHL is a cancer of B-cell and T-cell lymphocytes. Currently, in the United States there are over 300,000 patients diagnosed with NHL, with approximately 55,000 newly diagnosed cases annually. Approximately 85% to 90% of patients diagnosed with NHL in the United States have B-cell NHL. The international market for NHL is estimated to be at least equal in size to the United States market. NHL is the sixth most common cancer and the sixth leading cause of death among cancers in the United States.

     NHL is clinically classified as being either slow-growing, referred to as indolent, or fast-growing, referred to as aggressive, depending on whether the patient’s survival time after relapse from the initial therapy is measured in years or in months. Indolent and aggressive NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is follicular B-cell NHL. Although indolent B-cell NHL progresses at a slow rate, it is inevitably fatal and there is no cure currently available. According to the American Cancer Society, the median survival time from diagnosis for patients with indolent B-cell NHL having stage III/IV follicular B-cell NHL is between seven and ten years. Unlike indolent B-cell NHL, approximately 40% of aggressive B-cell NHL cases are cured by standard chemotherapy. The remaining patients with aggressive B-cell NHL relapse and cannot be effectively treated.

     Current Treatments. Chemotherapy is widely used as a first-line therapy for NHL and has been effective in managing some forms of these cancers. Although chemotherapy can substantially reduce the tumor mass and in most cases achieve a clinical remission, the remissions have not been durable. Indolent B-cell NHL patients relapse within a few months or years of initial treatment, and the cancer becomes increasingly resistant to further chemotherapy treatments. Eventually, patients may become refractory to chemotherapy, meaning their response to therapy is so brief that further chemotherapy regimens would offer no significant benefit.

     Several passive immunotherapies, such as Rituxan, have demonstrated the ability to induce remission in patients with indolent B-cell NHL. To date, these therapies administered alone have failed to provide long-term remissions for most patients.

     Salvage therapy consisting of high-dose chemotherapy may be performed to treat refractory indolent B-cell NHL patients or those at high risk for relapse from primary therapy. This therapy results in the destruction of essential levels of red and white blood cells and requires stem cell transplants to be performed to restore a patient’s blood count. Stem cell transplants continue to be expensive and associated with high morbidity and significant mortality. Ultimately, even these very aggressive treatment regimens do not provide long-term remission for most patients.

Active Idiotype Immunotherapy

     The active immunotherapy developed at Stanford was focused on the treatment of a cancer of B-lymphocytes known as indolent B-cell NHL. This immunotherapy consists of a patient-specific tumor protein and a foreign carrier protein administered with an adjuvant to enhance the immune response. Patient-specific tumor proteins, which include idiotype proteins, are proteins expressed by a tumor cell that are unique to an individual’s tumor cell.

A foreign carrier protein is a type of protein, which when coupled to a non-immunogenic or weakly immunogenic antigen, increases the immunogenicity of the antigen. An adjuvant is a substance that is administered with an antigen to enhance or increase the immune response to that antigen.

     The key to the cancer immunotherapy developed at Stanford is the fact that the patient-specific tumor protein is the antibody expressed by the cancerous B-cells. Because the patient’s cancerous B-cells are replicates of a single malignant B-cell, all of the cancerous B-cells express the same antibody. Each antibody has unique portions, collectively known as the idiotype, which can be recognized by the immune system. This type of active immunotherapy is referred to as an active idiotype immunotherapy. It utilizes the patient- and tumor-specific antibody, or idiotype protein, as an antigen to direct the patient’s immune system to mount an immune response against the targeted tumor cells. Because the antigen is specific to the cancerous B-cells and not found on normal B-cells, the immune system should target the cancerous B-cells for destruction while leaving normal B-cells unharmed.

     The Stanford clinical trials began in 1988 for the treatment of a slower growing, or indolent, form of B-cell NHL. Indolent B-cell NHL has no cure and is treated primarily with chemotherapy. The first clinical trial involved 41 patients with indolent B-cell NHL who commenced their course of immunizations between November 1988 and December 1995. These patients were immunized while in remission following chemotherapy. The treated patients had either a complete response to chemotherapy, defined as no detectable tumor, or a partial response to chemotherapy, defined as at least a 50% reduction in their tumor volume. Of the 41 patients treated, 32 were in remission following their first course of chemotherapy, while the remaining patients were in remission following two or three courses of chemotherapy.

     Positive immune responses to the patient-specific active idiotype immunotherapy were detected in 20 of the 41 immunized patients, including 14 of the 32 patients in first remission following chemotherapy. The median time to disease progression for all 41 patients in the clinical trial was reported to be 4.4 years from the last chemotherapy regimen. Time to disease progression measures the interval of time between response to chemotherapy and recurrence of disease. The median time to disease progression was further analyzed by dividing patients into two groups based upon the presence or absence of an immune response. The median time to disease progression was calculated to be 7.9 years for the 20 immune response positive patients and 1.3 years for the 21 immune response negative patients. The median time to disease progression for the 32 patients in first remission was virtually identical to that for the 41 total patients, which suggests that patient-specific active idiotype immunotherapy may be as effective in the larger population of relapsed patients as in the smaller population of newly diagnosed patients. Median survival time was also measured for patients treated in the clinical trial. At the time of publication, the median survival time of all 41 immunized patients had not been reached, and the investigators reported that the median survival time of all 41 patients was significantly longer than the median survival time seen in patients having the same type of NHL who were treated with chemotherapy alone. NHL patients treated at Stanford with chemotherapy alone had a median survival time of 10.9 years. The fact that the median survival time had not been reached for the 41 immunized patients demonstrates that these patients have a median survival time that is greater than 10.9 years. The median survival time of the 20 immune response positive patients had not been reached versus a median survival time of seven years calculated for the 21 immune response negative patients. The results are statistically significant and suggest that an active idiotype immunotherapy, similar to MyVax, may induce long term remission and improve survival in NHL patients.

     Long-term results from the first Stanford clinical trial were published in the medical journal Blood in May 1997 and are presented in the following table.

		Median
		Time to	Median
		Disease	Survival
	Patients	Progression	Time
Total.	41	4.4 years	Not Reached
Immune Response Positive	20	7.9 years*	Not Reached
Immune Response Negative	21	1.3 years	7.0 years*

* Indicates a median calculated based on available data using Kaplan-Meier analysis. Kaplan-Meier analysis is a statistical calculation that allows for the estimation of a median time when not all of the patients have reached the event being measured (e.g., survival or progression) at the time of analysis.

     An independent clinical trial of a patient-specific active idiotype immunotherapy similar to the one tested at Stanford was conducted at the NCI to treat patients with indolent B-cell NHL. The NCI clinical trial results were published in Nature Medicine in October 1999. Patients treated in the NCI clinical trial had previously achieved a clinical complete response following an initial course of chemotherapy, that is, no tumor was apparent by physical examination and CT scans. Positive immune responses to the patient-specific active idiotype immunotherapy were reported for 19 of 20 immunized patients. Despite the fact that all 20 patients were in clinical complete remission, 11 of these 20 patients were shown to have lymphoma cells in their peripheral blood following chemotherapy using a very sensitive DNA-based test. After completing the course of immunization with the active idiotype immunotherapy, eight of these 11 patients were shown to have no lymphoma cells in their peripheral blood using the DNA-based test. These results suggest that active idiotype immunotherapy was able to induce a molecular complete response in patients that had minimal residual disease following chemotherapy.

     Despite the results of the Stanford and NCI clinical trials, further development of an active immunotherapeutic approach to the treatment of NHL historically has been limited by significant manufacturing difficulties. The production technology that was used to manufacture these active idiotype immunotherapies at Stanford and NCI is known as rescue fusion. Rescue fusion is a method that generates cell lines, referred to as hybridomas, which are created by combining, or fusing, the patient’s live tumor cells with cells from a cell line that grows indefinitely in culture. The resulting hybridomas are screened to identify those which secrete the idiotype protein present on the patient’s tumor cells. We believe that rescue fusion cannot be used to produce these patient-specific immunotherapies for the number of patients and at a cost that would enable widespread commercial use. The barriers to commercialization using the rescue fusion method include:

•	the need for a relatively large sample of fresh tumor cells, requiring a surgical biopsy;

•	the need for rapid processing, as viable tumor cells are required;

•	a 10% to 20% failure rate;

•	inconsistent and variable manufacturing timelines which frequently fall outside the desired clinical treatment timeline; and

•	low productivity on a per technician basis.

MyVax Personalized Immunotherapy

     MyVax is an injectable patient-specific active idiotype immunotherapy that we are developing initially for the treatment of indolent and aggressive B-cell NHL. MyVax combines a patient and tumor-specific antibody, or idiotype protein, with a foreign carrier protein and is administered with an adjuvant. We have developed a proprietary manufacturing process for MyVax, which includes our patented Hi-GET gene amplification technology. Our manufacturing process is designed to overcome the barriers to commercialization of active idiotype immunotherapies that are associated with the use of a hybridoma-based process such as rescue fusion. In comparison to other cancer therapies, MyVax is designed to provide:

     Efficacious and lasting treatment: We believe, based on our analysis of our clinical trials, that (1) MyVax has the potential to provide durable remissions and extend survival in a substantial percentage of the B-cell NHL patients that are treated with MyVax and (2) this therapeutic benefit could be greater than the benefit that is provided by currently available therapies, including passive immunotherapies such as Rituxan.

     Safety: MyVax has demonstrated an excellent safety profile to date. MyVax has been well tolerated in clinical trials, with the majority of side effects being only mild to moderate. In our clinical trials, these side effects have included injection site and systemic effects. The most commonly reported injection site effects were bruising, swelling, redness, itching, inflammation, pain and other similar reactions at the injection site. The most commonly reported systemic effects were fatigue, influenza-like illness, fever, chills, nausea, pain, back, chest or muscle pain, rash and diarrhea. Furthermore, MyVax is designed to target only the idiotype protein unique to tumor cells and, thus, should not harm normal cells or impair a patient’s immune system. With an intact immune system, patients are less likely to develop significant complications, such as infections which have been reported in patients treated with Rituxan.

     Ease of administration: The administration of MyVax can be accomplished during a 30-minute outpatient visit, which includes the immunizations followed by an observation period, with each injection taking less than a minute. In comparison, currently available passive immunotherapies such as Rituxan must be administered via a series of lengthy, intravenous infusions. Each infusion of a passive immunotherapy takes hours, requires patients to be monitored for infusion reactions on multiple occasions during the infusion and can have serious complications for patients.

     Ease of sample collection: The tumor samples used to produce MyVax are collected using standard medical procedures that are commonly used in the diagnosis and staging of cancer patients. Our manufacturing process is designed to require only a small number of tumor cells, which need not be living cells, in order to produce MyVax or any other active idiotype immunotherapies that we may develop. The required tumor samples can be acquired by surgical or non-surgical means, can be frozen and are shipped to our central facility, eliminating the need for on-site processing.

     Efficient manufacturing: Our manufacturing process is designed to enable MyVax to be produced within a clinically relevant time-frame for virtually every B-cell NHL patient whose tumor expresses an idiotype protein, enabling an oncologist to schedule a patient’s therapy with a high degree of certainty. In addition, our manufacturing process is designed to enable the reliable production of patient-specific active immunotherapies utilizing a less labor-intensive process than is associated with rescue fusion, permitting us to produce MyVax at cost levels that can yield margins that are competitive with current cancer treatments. Finally, our manufacturing process is designed to permit the expansion of production capacity to meet market demand.

     Commercial feasibility: We believe that our ability to combine a potentially safe and efficacious active idiotype immunotherapy that offers ease of administration and ease of sample collection with an efficient, scalable and reproducible manufacturing process should make MyVax a commercially feasible treatment for indolent and aggressive B-cell NHL. The safety and ease of administration of MyVax compared to currently available passive immunotherapies such as Rituxan should reduce the medical intervention required on behalf of patients during and after treatment and subsequently reduce the associated cost of care for patients with B-cell NHL.

Our Strategy

     Our objective is to commercialize MyVax for the treatment of NHL, as well as other immunotherapies for the treatment of other types of cancer. Our strategy to achieve this objective includes the following:

     Commercialize MyVax for NHL. In order to commercialize MyVax for NHL, we plan to:

     Obtain regulatory approval of MyVax. We are focused on completing clinical trials, filing a Biologics License application, or BLA, and obtaining regulatory approval for MyVax, initially in North America.

     Expand manufacturing capacity. We plan to expand our manufacturing capacity to meet anticipated demand upon commercialization. We believe that our scalable manufacturing process will enable us to expand our manufacturing capacity in an efficient and timely manner.

     Build North American sales and marketing infrastructure. Our goal is to directly commercialize MyVax in North America. We plan to build a small, highly-focused sales and marketing infrastructure to market MyVax to the relatively small and well-established community and institutional referral networks of cancer treatment physicians. We believe that the oncology market in North America is readily accessible by a limited sales and marketing presence due to the concentration of prescribing physicians.

     Commercialize MyVax internationally. We plan to commercialize MyVax in markets outside North America. As appropriate, we intend to establish collaborations to assist in the international commercialization of MyVax.

     Commercialize MyVax for other types of B-cell cancers. We believe that MyVax has potential applications beyond B-cell NHL. We plan to develop MyVax for additional types of B-cell cancers where we believe that it is a potentially effective treatment. In particular, we are currently developing MyVax for the treatment of CLL and intend to commence a Phase 2 clinical trial in 2004. We believe that the favorable safety profile of MyVax could accelerate the clinical development and approval of MyVax for additional types of B-cell cancers.

     Leverage our technology to other types of immunotherapies for other diseases. We believe that our patented Hi-GET technology has potential applications beyond MyVax. We believe our technology could be used to produce target proteins for other immunotherapies, such as monoclonal antibodies used in passive immunotherapies, and other therapeutic proteins. We plan to leverage our technology in these areas.

MyVax Clinical Development Program

     The following chart summarizes the results of our ongoing, recently completed and currently planned clinical trials for MyVax.

				No. of	Median Time
			Clinical	Patients	to Disease
	Indication	Trial No.	Phase	Treated	Progression	Status
Follicular B-cell NHL
•	Patients in first remission following chemotherapy; 7 immunizations over 24 weeks	2000#03	Phase 3	360 expected	Treatment phase in process	Enrolling patients

•	Patients in first remission following chemotherapy; 5 immunizations over 24 weeks	9901	Phase 2	21	37.7 months	Treatment phase completed; patients in long-term follow-up

•	Patients in first remission following chemotherapy, administered with reduced amount of adjuvant; 5 immunizations over 24 weeks	2000#07	Phase 2	11	23.8 months	Treatment phase completed; patients in long-term follow-up

•	Sole initial therapy; 5 immunizations over 24 weeks, with patients demonstrating either a clinical or an immune response receiving 3 additional immunizations over 8 Weeks	2000#04	Phase 2	16	Not applicable	Treatment phase completed; patients in long-term follow-up

•	Patients who relapsed following chemotherapy and were subsequently treated with Rituxan; 8 immunizations over 14 weeks	2002#09	Phase 2	40 expected	Treatment phase in process	Enrolling patients

Aggressive B-cell NHL

•	Patients in first remission following chemotherapy	9902	Phase 2	27

	• Schedule A: 5 immunizations over 24 weeks	9902-A	Phase 2	14	10.8 months	Treatment phase completed; patients in long-term follow-up

	• Schedule B: 8 immunizations over 18 weeks	9902-B	Phase 2	13	15.7 months	Treatment phase completed; patients in long-term follow-up

Chronic Lymphocytic Leukemia		To be determined	Phase 2	To be determined	—	Phase 2 planned

     Pivotal Phase 3 Follicular B-cell NHL Clinical Trial — the 2000#03 Trial

     We filed an Investigational New Drug application, or IND, for MyVax with the Food and Drug Administration, or FDA, in April 1999. In November 2000, based on positive interim Phase 2 results from our 9901 trial, we initiated a pivotal, double-blind, controlled Phase 3 clinical trial, our 2000#03 trial, to treat patients with a type of indolent B-cell NHL known as follicular B-cell NHL, which represents approximately half of the cases of indolent B-cell NHL. Patients entering the clinical trial have previously untreated follicular B-cell NHL, are then treated with standard chemotherapy and are in their first remission. The clinical trial is being conducted at 34 treatment centers in the United States and Canada.. Two-thirds of the patients will be randomized to receive MyVax, while the remaining patients will receive the control substance consisting only of the foreign carrier protein used in MyVax and the adjuvant administered with MyVax.

     The following chart summarizes the treatment schedule of patients in the clinical trial.

     Patients are receiving seven immunizations over a 24-week period, which represents two more immunizations than were administered in our 9901 Phase 2 clinical trial described below. Physical evaluations of the patients are conducted monthly during the immunization period and every three months after completion of the course of immunizations. A CT scan occurs prior to the first immunization and every six months following the last immunization for the two years of follow-up and then once a year to detect disease progression. CT scans are read by an independent, central radiology group, which is designed to ensure a consistent determination of patients’ responses to MyVax. The primary endpoint of the clinical trial is progression free survival, which is the interval of time measured from enrollment during which a patient is alive with no evidence of disease progression. Enrollment occurs when the patient is assigned to receive either MyVax or the control substance. The clinical trial is designed to evaluate whether a statistically significant increase in progression free survival is observed in patients receiving MyVax compared to patients receiving the control substance. We anticipate that patient registration, the process during which a patient is screened and a biopsy is taken to determine whether the patient is eligible to participate in the clinical trial, will be completed by March 31, 2004. The two planned interim analyses are expected to be conducted approximately 12 and 24 months after the last patient is registered, with the detailed follow-up period of the clinical trial scheduled to conclude approximately 42 months after the last patient is registered. Upon completion of the detailed follow-up period of the pivotal Phase 3 clinical trial, we intend to continue to follow the patients for survival. We believe that, if successful, the results of the trial will support regulatory approval of MyVax for the treatment of follicular B-cell NHL.

     Supporting Phase 2 Follicular B-cell NHL Clinical Trial — the 9901 Trial

     In June 2001, we completed the treatment of 21 patients in a Phase 2 clinical trial, our 9901 trial, to evaluate the ability of patients to mount an immune response to MyVax and to examine its safety profile. The clinical trial involved patients with follicular B-cell NHL in first remission following chemotherapy. The clinical trial was conducted at Stanford University Medical Center and University of Nebraska Medical Center. The primary endpoint of the clinical trial was the generation of a specific anti-idiotype immune response. Positive immune responses were observed. Patients who participated in this clinical trial continue to be monitored for safety, disease progression and survival.

     The clinical protocol for this Phase 2 clinical trial was based on the original treatment protocols used in the Stanford and NCI clinical trials. We used MyVax, which is comprised of the same basic components of active idiotype immunotherapy used in the Stanford and NCI trials. MyVax includes the tumor-specific idiotype protein linked to a foreign carrier protein called keyhole limpet hemocyanin, or KLH, which is derived from a giant sea snail, and was given in the same dose as used in the Stanford and NCI clinical trials. The adjuvant administered with MyVax was Leukine, a recombinant human granulocyte macrophage colony stimulating factor, or GM-CSF, which was also used in the NCI clinical trial. In addition, we produced MyVax using our proprietary manufacturing process instead of rescue fusion. Upon diagnosis, a biopsy was obtained to provide a tumor sample sufficient to produce the patient-specific active idiotype immunotherapy. After obtaining an adequate biopsy, a four-to-seven month regimen of conventional chemotherapy was administered to reduce the tumor mass in the patient. Following an approximately six month rest period to allow the immune system to recuperate from the chemotherapy, the patient received a series of five immunizations over 24 weeks. Patients were evaluated for an immune response during the course of immunizations and two weeks following the final immunization. The entire treatment protocol from the initiation of chemotherapy through the final immunization lasted about 18 months.

     A median time to disease progression of 37.7 months has been reached in the patients in this clinical trial, compared to a median time to disease progression of 15 months observed in another clinical trial in which follicular B-cell NHL patients were treated with chemotherapy alone. MyVax was generally well tolerated in our trial, with patients reporting side effects of injection site reactions and flu-like symptoms.

     Additional Phase 2 Follicular B-cell NHL Clinical Trials — the 2000#07, 2000#04 and 2002#09 Trials

     We have completed the treatment phase of two additional Phase 2 clinical trials to study the use of MyVax in treating follicular B-cell NHL. One Phase 2 clinical trial, our 2000#07 trial, evaluated the use of a reduced amount of the GM-CSF administered with MyVax. Patients in this clinical trial were in first remission following chemotherapy after initial diagnosis. This clinical trial is being conducted at the University of Nebraska Medical Center. The 11 patients in this clinical trial received five immunizations over 24 weeks between March 2001 and January 2002. The primary endpoint of the clinical trial was the generation of an anti-idiotype immune response using MyVax. Positive immune responses were observed. A median time to disease progression of 23.8 months has been reached in the patients in this clinical trial. Patients who participated in this clinical trial continue to be monitored for safety, disease progression and survival.

     A second Phase 2 clinical trial, our 2000#04 trial, evaluated the use of MyVax as the sole initial therapy for patients with follicular B-cell NHL. This clinical trial is being conducted at Stanford University Medical Center. A significant percentage of patients with follicular B-cell NHL do not clinically require immediate treatment upon diagnosis. As there is no curative treatment, many physicians elect to monitor this population of patients until their clinical symptoms require treatment. Patients in this clinical trial were initially administered five immunizations over 24 weeks. For those demonstrating an immune response or a clinical response, three additional immunizations were administered. The primary endpoint of the clinical trial was the generation of an anti-idiotype immune response using MyVax. Positive immune responses were observed. Patients who participated in this clinical trial continue to be monitored for safety, disease progression and survival.

     We initiated a Phase 2 clinical trial in March 2003, our 2002#09 trial, to treat approximately 40 patients with follicular B-cell NHL who have relapsed following chemotherapy. These patients will be treated with MyVax following a course of treatment with Rituxan. This clinical trial is designed to evaluate the use of MyVax in patients treated with Rituxan after relapsing following chemotherapy. The primary endpoint of the clinical trial is time to disease progression. The clinical trial will also evaluate whether an anti-idiotype immune response can be generated.

     Phase 2 Aggressive B-cell NHL Clinical Trial — the 9902 Trial

     We also have an ongoing Phase 2 clinical trial, our 9902 trial, to treat patients initially diagnosed with aggressive B-cell NHL. This is the first clinical trial of an active idiotype immunotherapy in newly diagnosed aggressive B-cell NHL patients. Patients enrolled are in first remission following chemotherapy after initial diagnosis. The clinical trial is being conducted at Stanford University Medical Center, University of Nebraska Medical Center and Weill Medical College of Cornell University. We have enrolled 27 patients in first remission following chemotherapy. The primary endpoint of the clinical trial is the generation of an anti-idiotype immune response using MyVax. Patients are also being monitored for safety, disease progression and survival.

     Because patients with aggressive B-cell NHL tend to relapse much sooner following the completion of chemotherapy than patients with indolent B-cell NHL, the treatment regimen was altered from the one used in indolent B-cell NHL clinical trials. Patients began immunization three months after the end of their chemotherapy, as opposed to after a six-month rest period. Two different administration schedules were examined: 14 patients on Schedule A received five immunizations over a 24-week period and 13 patients on Schedule B received eight immunizations over an 18-week period. Positive immune responses were observed on both Schedule A and Schedule B.

     The patients on Schedule A have a median time to disease progression of 10.8 months, which suggests that giving five immunizations over a 24-week period does not allow for the establishment of a clinically effective response before the fast-growing aggressive B-cell NHL reappears following chemotherapy. In contrast, patients on Schedule B have a median time to disease progression of 15.7 months. The results from Schedule B are encouraging as 10 of the 13 patients treated on Schedule B have a form of aggressive B-cell NHL called mantle cell lymphoma, which is a type of B-cell NHL that is widely viewed as incurable. Based on these results, we plan to initiate a larger clinical trial for patients with mantle cell lymphoma in 2005. This trial will be designed to obtain regulatory approval for the use of MyVax for the treatment of mantle cell lymphoma.

Additional Clinical Programs

     We believe active immunotherapy can be applied successfully to the treatment of other cancers. We are developing MyVax for the treatment of chronic lymphocytic leukemia, or CLL. Like NHL, CLL is primarily a B-cell cancer. We believe CLL can be treated with MyVax, and the same method of manufacturing would be used to produce active idiotype immunotherapies for CLL as is currently used for aggressive and indolent B-cell NHL patients. We plan to initiate a clinical program for an active immunotherapy to treat CLL during 2004.

Manufacturing Process

     Our manufacturing process is divided into three phases: molecular biology, cell culture and production, as illustrated below.

     Each phase of our manufacturing process uses standard procedures that apply to each personalized immunotherapy that we produce. The manufacturing of each patient’s active idiotype immunotherapy begins with the collection of a tumor sample by routine biopsy of the patient. The tumor samples can be acquired by surgical or non-surgical means, can be frozen and are shipped via an overnight courier to our manufacturing facility for processing. After processing, each patient’s active idiotype immunotherapy is shipped to the clinical site or the treating physician for immunization of the patient.

     Molecular Biology

     Upon arrival of the tumor sample at our manufacturing facility, we extract genetic material from the sample and isolate the genes that encode the two unique regions of a patient’s tumor-specific idiotype protein. Our proprietary knowledge allows us to identify the genes encoding the idiotype protein generally within a few weeks. We then generate a pair of expression vectors encoding the idiotype protein. An expression vector is a DNA molecule that contains all of the elements required for the production of the tumor-derived idiotype protein in a host cell.

     Cell Culture

     The expression vectors encoding the idiotype protein are then introduced into mammalian cells. Individual mammalian cell lines producing the idiotype protein are then generated using a series of cycles of growth and selection steps. These cycles of growth and selection, known as gene amplification, are completed using our patented Hi-GET technology that provides for the rapid and efficient isolation of mammalian cell lines expressing increased levels of the idiotype protein. These cell lines are referred to as manufacturing cell lines.

     In comparison to alternative methods of gene amplification, our Hi-GET technology more efficiently and reproducibly generates stable cell lines containing increased copies of the expression vectors that encode the patient’s idiotype protein. Consequently, fewer candidate cell lines must be subjected to selection techniques in order to identify a suitable manufacturing cell line, thus reducing the amount of time a technician must spend to identify a cell line that is expressing sufficient levels of idiotype protein. This allows each of our technicians to work on the development of ten to 20 different manufacturing cell lines at the same time.

     Production

     Upon isolation of a manufacturing cell line, the size of the culture is expanded to allow for the production of an appropriate amount of the idiotype protein. Following a standard purification process, the idiotype protein is linked to KLH, a foreign carrier protein, resulting in MyVax. After release testing, the frozen MyVax product and GM-CSF adjuvant are shipped to the clinical trial site or the treating physician for immunization of the patient.

     We purchase KLH from biosyn Arzneimittel GmbH, a single source supplier. We have entered into a supply agreement with biosyn, dated December 9, 1998, pursuant to which biosyn has agreed to supply us with KLH. Pursuant to the supply agreement, biosyn is obligated to supply us a maximum amount of KLH in any one month and, up to December 9, 2003, a minimum amount of KLH per 12-month period. Under the agreement, biosyn may, but is not required to, supply us with KLH in excess of the contractual monthly maximum. Since early 2001, we have purchased an average amount of KLH per month that is greater than the monthly maximum amount and annual minimum amount of KLH that biosyn is required to supply us under the supply agreement. We expect to continue to purchase on a monthly basis through the next 12 months more KLH than biosyn is required to supply us under the supply agreement. Based on our projected use of KLH over the next 12 months and our discussions with biosyn, we believe biosyn can and will meet our anticipated needs for KLH. The supply agreement expires on December 9, 2005. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy.

     Manufacturing Safeguards

     We have instituted several safeguards in our manufacturing process that are designed to ensure batch integrity and prevent patient therapies from being sent to the incorrect patient. Throughout the process we carefully handle manufacturing materials and record data. The DNA sequences of the tumor-specific idiotype protein genes are determined early in the molecular biology phase of the process. These DNA sequences serve as a reference that permits the identification of manufacturing intermediates, such as expression vectors, and stable cell lines containing these vectors, as belonging to a specific patient’s sample. At later stages of the process, we use tests to demonstrate that the subtype of the idiotype protein present in both purified idiotype protein preparations and in the final MyVax product, the idiotype protein-KLH conjugate, is in conformance with the expected subtype.

     In addition to safeguards designed to ensure segregation of each patient’s therapy, we archive intermediates throughout the manufacturing process, which allows us to quickly produce additional vials of a patient’s therapy if needed. These archival procedures include the storage of the manufacturing cell line produced for each patient and purified preparations of the patient’s tumor-specific idiotype protein.

Additional Hi-GET Technology Applications

     Our patented Hi-GET technology has additional potential applications, including producing target proteins for other immunotherapies, such as monoclonal antibodies used in passive immunotherapies, and other therapeutic proteins. Our Hi-GET technology can also be used to produce proteins for research, for example, to support genomic companies’ needs to strengthen their patent positions by enabling them to link protein function with their DNA sequences more quickly. Our Hi-GET technology has also been used to produce both single and multi-chain proteins that are secreted into the culture medium, proteins that are located in the cytoplasm of the cell and proteins that are located in the membrane of the cell. Many proteins of therapeutic and diagnostic interest must be produced in mammalian cells in order for the proteins to retain their characteristic features and biologic activities. Our Hi-GET technology can be used to efficiently produce a wide variety of proteins in mammalian cell lines.

Competition

     The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Due to the high demand for new cancer therapies, research is intense and new treatments are being sought out and developed by our competitors.

     Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

     Several companies, such as Corixa Corporation, Biogen Idec Inc. and Immunomedics, Inc. are involved in the development of passive immunotherapies for the treatment of NHL. Various products are currently marketed for treatment of NHL. Rituxan, a monoclonal antibody co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the treatment of relapsed or refractory, low grade B-cell NHL. In addition, IDEC has received FDA approval for marketing its passive radioimmunotherapy product, Zevalin, and GlaxoSmithKline Plc and Corixa Corporation recently received FDA approval for marketing their version of passive radioimmunotherapy product, Bexxar, for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL.

     In addition, there are several companies focusing on the development of active immunotherapies for the treatment of NHL, including Antigenics, Inc., Favrille, Inc. and Large Scale Biology Corporation. These companies’ product candidates are in various stages of development. In addition, we are aware that the NCI, in collaboration with Biovest International, Inc., is currently conducting a Phase 3 clinical trial of active immunotherapy in patients with follicular NHL. If any are successfully developed and approved, they could compete directly with MyVax, if it is approved.

Sales and Marketing

     We recently began building our marketing capabilities. In order to commercially market our active immunotherapies if we obtain regulatory approval, we must either develop a sales and marketing infrastructure or collaborate with third parties with more sales and marketing experience. We plan to build a small, highly-focused sales and marketing infrastructure to market MyVax to the relatively small and well-established community and institutional referral networks of cancer treatment physicians. We believe that the oncology market in North America is readily accessible by a limited sales and marketing presence due to the concentration of prescribing physicians. To penetrate oncology markets outside the United States, as appropriate, we may establish collaborations to assist in the commercialization of MyVax.

Intellectual Property

     We rely on the proprietary nature of our technology and production processes for the protection of MyVax and any other immunotherapies that we may develop. We plan to prosecute and defend aggressively our patents and proprietary technology. Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business. We hold two United States patents related to our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016. Corresponding patents, although more constrained in scope due to rules not applicable in the United States, have been issued in Australia, Canada and South Africa, all of which expire in 2017. We have also filed additional United States and corresponding foreign patent applications relating to our Hi-GET gene amplification technology and expect to continue to file additional patent applications.

     We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information by requiring our employees, consultants, contractors, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement, through which we seek to protect our intellectual property. Agreements with our employees also prevent them from bringing the proprietary rights of third parties to us. We also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

     The biotechnology and biopharmaceutical industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. While our active immunotherapies are in clinical trials, and prior to commercialization, we believe our current activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States and Section 55.2(1) of the Canadian Patent Act, each of which covers activities related to developing information for submission to the FDA and its counterpart agency in Canada. As our active immunotherapies progress toward commercialization, the possibility of an infringement claim against us increases. While we attempt to ensure that our active immunotherapies and the methods we employ to manufacture them do not infringe other parties’ patents and other proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights. In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies.

     We believe that we have valid defenses to any assertion that MyVax, or any other similar antibody-based active immunotherapies that we may develop, or the methods that we employ to manufacture them, infringes the claims of the patent held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies. We also believe that the patent may be invalid and/or unenforceable. The relevant patent was issued to Genentech, Inc. in 2001 in connection with the settlement of an interference proceeding in the United States Patent and Trademark Office between Genentech, Inc. and Celltech R&D Ltd. We believe other biotechnology companies are aware of and are considering the possible impact of this patent. Other companies have negotiated license agreements for this patent. We have not attempted to obtain such a license because we believe that properly construed claims do not cover activities related to the manufacture of MyVax. If we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all. We are aware of a complaint filed by Medimmune, Inc. against Genentech, Inc., City of Hope National Medical Center and Celltech in April 2003 in the United States District Court for the Central District of California seeking, among other things, judicial declarations that the patent is invalid and that the patent is unenforceable due to the patent applicants’ inequitable conduct before the United States Patent and Trademark Office. We cannot predict whether Medimmune will obtain the judicial declarations that it is seeking, whether we or others would seek or be able to obtain such or similar declarations or whether we would otherwise be successful in demonstrating that MyVax, or any other similar antibody-based active immunotherapies that we may develop, or the methods that we employ to manufacture them, does not infringe the claims of the patent held jointly by Genentech, Inc. and City of Hope National Medical Center or that the patent is invalid and/or unenforceable.

     We also believe that we have valid defenses to any assertion that MyVax, or any other active immunotherapies that we may develop, infringes the claims of the patent held by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, that MyVax, or any other similar antibody-based active immunotherapies that we may develop, infringes the claims of the patent held by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies or that MyVax, or any other similar antibody-based active immunotherapies that we may develop, infringes the claims of the patent held by Stratagene relating to generation of DNA that encodes antibodies. The relevant British Technology Group patent was issued in 1990 and was subsequently assigned to British Technology Group. We believe that the patent is invalid and, therefore, that the patent does not impact our ability to commercialize MyVax. The relevant Stanford patent was issued in 1998. We believe that MyVax, and the methods that we employ to manufacture MyVax, do not infringe the claims of the patent. The relevant Stratagene patent was issued in 2002. We believe that the patent is invalid, and that the methods that we employ to manufacture MyVax do not infringe the claims of the patent.

     If any of these patents is found to cover MyVax, or any other immunotherapies that we may develop, or the methods that we employ to manufacture them, we could be required to pay damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtain a license from the applicable patent holder. A license may not be available to us on acceptable terms in the future, or at all. In addition, litigation of any intellectual property claims with any of these patent holders, with or without merit, would likely be expensive and time-consuming and divert management’s attention from our core business.

     See “Risk Factors — Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.”

Government Regulation

     Regulation of MyVax and Any Other Active Immunotherapies that We May Develop in the United States and Canada

     MyVax and any other immunotherapies that we may develop will require regulatory approval prior to commercialization. At the present time, we believe that MyVax and any other immunotherapies that we may develop will be regulated in the United States by the FDA as biologics.

     The Investigational New Drug application, or IND, for our lead product candidate, MyVax personalized immunotherapy, was submitted to the FDA in April 1999. We received approval from the FDA to begin clinical trials with a Phase 2 clinical trial in May 1999. A pre-Phase 3 clinical trial meeting was held with the FDA in August 2000. Our pivotal Phase 3 clinical trial for the treatment of follicular B-cell NHL began in November 2000. The IND was submitted in Canada in December 2000. Our pivotal Phase 3 clinical trial is currently ongoing in the United States and Canada.

     We plan to submit marketing applications for approval of MyVax initially in the United States and Canada. The initial application is expected to be based on one adequate and well-controlled Phase 3 clinical trial, our 2000#03 trial, with supporting data from our Phase 2 clinical trials. In the United States, we expect the Biologics License application, or BLA, to be reviewed under accelerated approval, with time of progression free survival as a surrogate for survival. We expect to follow patients for long term survival as a post-approval commitment. We expect to conduct further clinical trials to support BLAs for approvals of MyVax for additional indications.

     We have not started the regulatory approval process in any jurisdiction other than the United States and Canada, and we are unable to estimate when, if ever, we will commence the regulatory approval process in any other foreign jurisdiction. In general, we will have to complete an approval process similar to the United States approval process in foreign markets for MyVax and any other immunotherapies that we may develop before we can commercialize them in those countries. The approval procedure and the time required for approval vary from country to country and can involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. Regulatory approval of product prices is required in most countries other than the United States. The prices approved for our products may be too low to generate an acceptable return to us.

     Our manufacturing facility is currently subject to licensing requirements of the California Department of Health Services. We anticipate applying for a license in the first quarter of 2004. Our facility is subject to inspection by the FDA as well as by the California Department of Health Services at any time. Failure to obtain and maintain a license from the California Department of Health Services, or to meet the inspection criteria of the FDA or the California Department of Health Services, would disrupt our manufacturing processes and would harm our business.

     Product Regulation

     Governmental authorities in the United States and other countries extensively regulate the preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export and marketing, among other things, of drugs, medical devices and biological materials, including MyVax and any other immunotherapies that we may develop. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. The steps required before a novel biologic may be approved for marketing in the United States generally include:

•	preclinical laboratory tests and preclinical studies in animals;

•	the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission to the FDA of a BLA; and

•	FDA review and approval of such application, including a pre-approval inspection of the manufacturing facility and FDA inspection of clinical study sites.

     The testing and approval process requires substantial time, effort and financial resources. We cannot be certain that any approval will be granted on a timely basis, if at all. Prior to and following approval, if granted, the establishment or establishments where the product is manufactured are subject to inspection by the FDA and must comply with current good manufacturing practices, or cGMP, requirements enforced by the FDA through its facilities inspection program. In addition, drug manufacturing facilities in California are subject to licensing requirements of the California Department of Health Services. Facilities are subject to inspection by the FDA as well as by the California Department of Health Services at any time.

     Preclinical studies generally include animal studies to evaluate the mechanism of action of the product, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be produced according to applicable cGMP requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. In such latter case, the sponsor of the application and the FDA must resolve any outstanding concerns before clinical trials can proceed. Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of a qualified principal investigator, and must be conducted in accordance with good clinical practices. Clinical trials are conducted in accordance with protocols that detail many items, including:

•	the objectives of the study;

•	the parameters to be used to monitor safety; and

•	the efficacy criteria to be evaluated.

     Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at each institution at which the study will be commenced, prior to the recruitment of subjects. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into human subjects, the drug is tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmacodynamics and pharmacokinetics. Phase 2 usually involves studies in a limited patient population to evaluate preliminarily the efficacy of the drug for specific targeted indications, determine dosage tolerance and optimal dosage and identify possible adverse effects and safety risks.

     Phase 3 clinical trials are undertaken to further evaluate clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase 1, Phase 2 or Phase 3 testing may not be completed successfully within any specific time period, if at all, with respect to any products being tested by a sponsor. Furthermore, the FDA or the IRB may suspend clinical trials at any time on various grounds, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk.

     The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval for the marketing of the product. The FDA may refuse to accept the BLA for review or deny approval of the application if applicable regulatory criteria are not satisfied, or if additional testing or information is required. Post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required, and the FDA may limit further marketing of the product based on the results of post-market testing. FDA approval of any application may include many delays or never be granted. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. Among the conditions for approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to cGMP requirements. These requirements must be followed at all times in the manufacture of the approved product. In complying with these requirements, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full compliance. Failure to comply may subject us to fines and civil penalties, suspension or delay in product approval, seizure or recall of the product, or product approval withdrawal.

     New products that are being developed for the treatment of serious or life-threatening diseases where the product would provide therapeutic advantage over the existing treatment may be considered for accelerated approval by the FDA. In these cases, approval can be based on criteria that are indicative of the desired clinical benefit. These products generally receive high priority review by the FDA. Sponsors of products that receive accelerated approval must carry out clinical trials post-approval to verify the desired clinical benefit.

     Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the review process, or at any time afterward, including after approval, may result in various adverse consequences, including the FDA’s delay in approving or refusal to approve a product, suspension or withdrawal of an approved product from the market, seizure or recall of a product and/or the imposition of criminal penalties against the manufacturer and/or the license holder. In addition, later discovery of previously unknown problems may result in restrictions on a product, its manufacturer, or the BLA holder, or market restrictions through labeling changes or product withdrawal. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

     With respect to post market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals and biologics, which include, among others, standards for and regulations of direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

     We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to impose fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.

     No patient-specific active idiotype immunotherapeutic for cancer has been approved by the FDA for marketing. The FDA has not yet established particular regulatory guidelines for patient-specific immunotherapies, nor has it issued any interim guidelines.

     Other Regulations

     We are also subject to regulation by the Occupational Safety and Health Administration, or OSHA, and the state and federal environmental protection agencies and to regulation under the Toxic Substances Control Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. Either OSHA or the environmental protection agencies, or all of them, may promulgate regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulation, which could limit or impede on our operations.

Employees

     As of December 31, 2003 we had 103 employees, of whom nine have Ph.D.s, one has a M.D., and one has a Pharm. D. Of the remaining employees, 11 are clinical staff, 65 are manufacturing staff and 16 are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Executive Officers of the Registrant

     The following table sets forth, as of February 29, 2004, information about our executive officers.

Name	Age	Position Held
Dan W. Denney, Jr., Ph.D	50	Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director
Bonnie Charpentier, Ph.D.	52	Vice President, Regulatory Affairs
Thomas DeZao	46	Vice President, Strategic Marketing and Sales
Diane Ingolia, J.D., Ph.D	45	Vice President, Technical Development and Intellectual Property Counsel
Claude Miller	53	Vice President, Quality
Scott M. Wheelwright, Ph. D	49	Vice President, BioProcessing

     Dan W. Denney Jr., Ph.D. is our founder and has served as our Chief Executive Officer since November 1999, Chairman of the Board since August 1996 and has served as our acting Chief Financial Officer since February 2004. Dr. Denney did his postdoctoral research in the laboratory of Dr. Harden McConnell in the Chemistry Department at Stanford University, where he was a Merck Fellow. Dr. Denney then served as a Visiting Scholar at the University of Alberta in Canada prior to founding Genitope. Dr. Denney holds a B.A. from Vanderbilt University and a Ph.D. in Microbiology and Immunology from Stanford University School of Medicine.

     Bonnie Charpentier, Ph.D. has served as our Vice President of Regulatory Affairs since December 2001. From June 1995 to December 2001, Dr. Charpentier held a number of regulatory positions at Roche Global Development, a division of F. Hoffman-La Roche Ltd., a pharmaceuticals and diagnostics company, including Vice President and Regulatory Site Head. From December 1993 to June 1995, Dr. Charpentier served as Regulatory Program Director at Syntex Corporation, a biopharmaceutical company, where she joined as a Manager of Human Pharmaceutical Regulatory in 1991. Dr. Charpentier holds a B.A. and a Ph.D. in Biology from the University of Houston.

     Thomas DeZao has served as our Vice President of Strategic Marketing and Sales since February 2002. From August 1999 to January 2002, Mr. DeZao was Vice President of Marketing and Medical Affairs at Corixa Corporation, a biopharmaceutical company, and Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation, where he was responsible for all aspects of the marketing plan for Bexxar, a radio-labeled monoclonal antibody developed to treat non-Hodgkin’s lymphoma. From July 1998 to June 1999, Mr. DeZao was the Vice President of Marketing and Sales for Asta Medica, a biopharmaceutical company, where he developed commercialization plans for an emerging United States oncology business. From October 1987 to March 1998, Mr.

DeZao was the Director of Marketing for Chiron Corporation, a global pharmaceutical company, where he was responsible for product management and customer service for the Therapeutics Division. Mr. DeZao holds a B.A. from Montclair State University.

     Diane Ingolia, J.D., Ph.D. currently serves as our Vice President of Technical Development and Intellectual Property Counsel. Dr. Ingolia joined us in May 1997 as our Senior Scientist and Intellectual Property Counsel, a position she held until April 2000. From May 2000 to May 2002, Dr. Ingolia served as Vice President of Product Development and Intellectual Property Counsel. From 1994 to 1997, Dr. Ingolia was a patent attorney at Medlen & Carroll, LLP. Dr. Ingolia holds a B.S. degree from University of New Orleans and a Ph.D. in Biochemistry from Baylor College of Medicine. Dr. Ingolia conducted her postdoctoral research at Stanford University School of Medicine in the laboratory of Dr. Irving Weissman. Dr. Ingolia holds a J.D. from Santa Clara Law School.

     Claude Miller has served as our Vice President of Quality since February 2004. From September 2000 to November 2003, Mr. Miller held a number of key management positions at Alpha Therapeutic Corporation, a plasma fractionation biologics company, starting as Vice President of Regulatory and Quality before being elevated to the position of President and Chief Operating Officer in March 2002. From April 1997 to September 2000, Mr. Miller was Senior Director of Operations at SangStat Medical Corporation, a transplant company. Prior to joining SangStat, Mr. Miller held a number of positions in Quality and Compliance at Somatix, Collagen Corporation and LifeScan Inc. Claude Miller received his B.S. and M.S. in Molecular Biology/Microbiology from California State University, Long Beach.

     Scott M. Wheelwright, Ph.D. has served as our Vice President of BioProcessing since April 2002. From February 2000 to April 2002, Dr. Wheelwright held a number of manufacturing positions at DURECT Corporation, a pharmaceutical systems company, including Vice President of Manufacturing and Operations. From March 1998 to February 2000, he was Vice President of Development and Manufacturing at Calydon, Inc., a biopharmaceutical company. From October 1992 to March 1998, Dr. Wheelwright held a number of manufacturing positions at Scios Inc., including Senior Director of Process Development, Manufacturing and Engineering. Prior to Scios, Dr. Wheelwright held positions at Chiron Corporation and Abbott Laboratories. Dr. Wheelwright holds a B.S. from the University of Utah, Salt Lake City and a Ph.D. in Chemical Engineering from the University of California, Berkeley.

Available Information

     We maintain a site on the world wide web at www.genitope.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC

     In 2003, we adopted a Code of Business Conduct and Ethics (“Code”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted the text of our Code on our website at www.genitope.com in connection with “Investor” materials. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our website, at the address and location specified above. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. You may also request a copy of the Code of Business Conduct by contacting our investor relations department at IR@genitope.com.

RISK FACTORS

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. Net losses were $48.9 million in 2003, $19.9 million in 2002 and $9.8 million in 2001. As of December 31, 2003, we had an accumulated deficit of $87.8 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the construction and qualification of a commercial scale manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

     We anticipate that the Company’s average quarterly cash used for operating and investing activities in 2004 will be approximately $6.0 million. Accordingly, we believe that the net proceeds from our recently completed initial public offering, together with the interest thereon, will provide us with sufficient financial resources to reach the first interim analysis of our pivotal Phase 3 trial, which we anticipate will occur at the end of the first quarter of 2005. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We estimate that we will need to raise additional funds in an anticipated amount of approximately $100 million in order to commercialize MyVax, including the completion of the construction and qualification of a commercial scale manufacturing facility, if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. Our future funding requirements will depend on many factors, including, but not limited to:

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

     We may raise additional funds through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us.

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

     Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence and continue a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective sites, delays in obtaining institutional review board approval to conduct a study at a prospective site and delays in recruiting patients to participate in a study.

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

     Our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL is being conducted at 34 treatment centers in the United States and Canada. We do not have the ability to independently conduct clinical trials for MyVax, or any other immunotherapies that we may develop, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third-party couriers to transport patient tissue samples and MyVax. If any of our relationships with these contract research organizations, medical institutions, clinical investigators, contract laboratories or third-party couriers terminate, we believe that we would be able to enter into arrangements with alternative third parties. If certain of these third parties, such as medical institutions, clinical investigators or contract laboratories, do not successfully carry out their contractual duties or obligations, meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize MyVax, or any other immunotherapies that we may develop.

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

     In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies. To date, we have elected not to seek licenses for these patents because, among other reasons, we believe that our pre-commercialization activities fall within the scope of an available exemption. In addition, we do not believe that we will be required to seek any licenses upon completion of our pre-commercialization activities. For more information, please refer to the section in this report entitled “Business — Intellectual Property”. We may be exposed to future litigation by the companies holding these patents or other third parties based on claims that MyVax, or any other immunotherapies that we may develop, or the methods we employ to manufacture them, infringe their intellectual property rights. Our ability to manufacture and commercialize MyVax, or any other immunotherapies that we may develop, may depend on our ability to demonstrate that MyVax, or any other immunotherapies that we may develop, and our manufacturing processes do not infringe third-party patents. If these patents were found to cover MyVax, or any other immunotherapies that we may develop, or our manufacturing process, we could be required to pay damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtained a license. A license may not be available to us on acceptable terms in the future, if at all.

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

     As of December 31, 2003, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016. Corresponding patents, although more constrained in scope due to rules not applicable in the United States, have been issued in South Africa, Canada and Australia, all of which expire in 2017. We have also filed additional United States and corresponding foreign patent applications relating to our Hi-GET gene amplification technology. We expect to continue to file additional patent applications.

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

     In June 2002, Pharmacia & UpJohn AB filed an opposition to the registration of our “GENITOPE” trademark alleging that a likelihood of confusion exists between our Genitope trademark and Pharmacia’s “GENOTROPIN” trademark. Pharmacia’s GENOTROPIN trademark has been registered for use with pharmaceutical preparations, namely human growth hormones. In our trademark application, we are seeking to register the GENITOPE trademark for use with biopharmaceutical preparations for the treatment of cancer. Opposition proceedings can be time consuming and expensive and the outcome uncertain. We may be required to expend significant resources to assert our rights to register the GENITOPE trademark. In November 2003, we reached settlement terms with Pharmacia & Upjohn, pending execution of the final settlement agreement by all parties. Under the terms of the settlement agreement, we agreed to use the mark “Genitope” primarily as a house mark and not as a product mark, amend the trademark application for “Genitope” accordingly, avoid use of the mark “Genitope” in conjunction with growth hormone products or injections devices for growth hormone products, avoid the use of the mark with similar trade dress used by the Genotropin mark and not interfere with the Pharmacia Corporation and Pharmacia & Upjohn AB “Genotropin” trademark registration. Pharmacia Corporation and Pharmacia & Upjohn AB agreed to withdraw the trademark opposition filed against the “Genitope” mark and agreed to not interfere with or object to the use or registration by us of our “Genitope” house marks, Genitope Corporation’s trade names or Genitope Corporation’s “genitope.com” domain name. Until final signatures are obtained, we cannot guarantee that the settlement will be concluded on these or any terms. If we are unable to reach an acceptable settlement with Pharmacia or prevail in the opposition proceeding, we may be required to abandon our application and to adopt a new trademark

We are subject to extensive regulation, which can be costly, time consuming and subject us to unanticipated delays or prevent us from obtaining the required approvals to commercialize MyVax, or any other immunotherapies that we may develop.

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

     Manufacturing MyVax is complex and requires coordination internally among our employees as well as externally with physicians, hospitals and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing MyVax, including:

•	difficulties in obtaining adequate tumor samples from physicians;

•	difficulties in the timely shipping of tumor samples to us or in the shipping of MyVax to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;

•	destruction of, or damage to, tumor samples or MyVax during the shipping process due to improper handling by third-party carriers, hospitals, physicians or us;

•	destruction of, or damage to, tumor samples or MyVax during storage at our facility; and

•	difficulties in ensuring the quality and consistency of materials provided by our suppliers.

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

     Our research and development and manufacturing activities involve the use of biological and hazardous materials. While we have not been found in violation of any environmental laws or been the subject of any investigations for violations of environmental laws, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages. We have general liability insurance of up to $3.0 million per occurrence. We believe our current insurance coverage is adequate. However, this insurance may not cover a claim that arises if it is related to our biological or hazardous materials. However, if we were to be held liable for an accident involving our biological or hazardous materials, this liability could exceed our insurance coverage and our other financial resources.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop MyVax, or any other immunotherapies that we may develop, conduct our clinical trials and commercialize MyVax, or any other immunotherapies that we may develop.

     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney Jr., our founder, Chairman, Chief Executive Officer and acting Chief Financial Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax. Since February 2004, Dr. Denney has served as our acting Chief Financial Officer. We are actively recruiting a full-time Chief Financial Officer. We cannot estimate how long it will take to hire a qualified candidate. Currently, we do not have employment agreements with any members of senior management. The 1,258,500 shares of our common stock owned by Dr. Denney are not subject to any vesting. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.

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

     Several companies, such as Corixa Corporation, Biogen Idec Inc. and Immunomedics, Inc. are involved in the development of passive immunotherapies for the treatment of NHL. Various products are currently marketed for treatment of NHL. Rituxan, a passive immunotherapy co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the treatment of relapsed or refractory, low grade B-cell NHL. In addition, IDEC has received FDA approval for marketing its passive radioimmunotherapy product, Zevalin, and GlaxoSmithKline Plc and Corixa Corporation recently received FDA approval for marketing their version of passive radioimmunotherapy product, Bexxar, for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL. For more information, please refer to the section in this report entitled “Business — MyVax Personalized Immunotherapy”.

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

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;

•	announcement of FDA approval or non-approval of MyVax, or any other immunotherapies that we may develop, or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to MyVax, or any other immunotherapies that we may develop, clinical trials, manufacturing process or sales and marketing activities;

•	regulatory developments in the United States and foreign countries;

•	the success of our research efforts and clinical trials;

•	any intellectual property infringement lawsuit involving us;

•	announcements concerning our competitors, or the biotechnology or biopharmaceutical industries in general;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and 5% stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

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

     As of December 31, 2003, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 33.9% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Future sales of our common or preferred stock could lower the market price of our common stock.

     Sales of substantial amounts of shares in the public market following our initial public offering could harm the market price of our common stock. As of December 31, 2003, we had 16,819,501 shares of common stock outstanding, assuming no exercise of outstanding options or warrants. Of these shares, all of the 4,179,860 shares sold in our initial public offering are freely tradable under federal and state securities laws. Each of our officers, directors and stockholders have agreed, subject to specified exceptions, that without the prior written consent of WR Hambrecht+Co, they will not, directly or indirectly, sell, offer, contract to sell, transfer the economic risk of ownership in, make any short sale, pledge or otherwise dispose of any shares of our capital stock or any securities convertible into or exchangeable or exercisable for or any other rights to purchase or acquire our capital stock before April 27, 2004. WR Hambrecht+Co, may, in its sole discretion, permit early release of shares subject to the lock-up agreements. All but 1,224,265 of the 12,640,201 shares of our common stock that were not sold in our initial public offering, but which were outstanding as of December 31, 2003, will be eligible for sale in the public market under Rules 144, 144(k) and 701 on April 27, 2004, subject in some cases to volume and other limitations. In addition, of the 961,997 shares issuable upon exercise of options to purchase our common stock outstanding as of December 31, 2003, approximately 375,147 shares will be vested and eligible for sale on April 27, 2004. For a full discussion of shares eligible for sale following our initial public offering, see “Shares Eligible for Future Sale” in our Registration Statement on Form S-1, as amended, filed with the SEC on October 28, 2003. In addition, if we propose to register any of our securities under the Securities Act either for our own account or for the accounts of other securityholders after our initial public offering, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock. In addition, holders of registration rights may require us on not more than two occasions at any time beginning approximately six months from the date of the closing of our initial public offering, to file a registration statement under the Securities Act with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 when this form becomes available. These rights shall terminate altogether three years after the effective date of our initial public offering, and, with respect to each holder of such rights, on the date when such holder holds less than 1% of our outstanding shares of common stock and is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any 90-day period. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

ITEM 2. PROPERTIES

     We sublease 13,426 square feet of laboratory and production space in Redwood City, California, under lease agreements that terminate in May 2005 and November 2006. In the same facility, we also sublease an additional 18,512 square feet of corporate office space under a lease agreement that terminates in March 2005. We believe that our facilities will be sufficient for the production of active immunotherapies for our planned clinical trials. We plan to build a new manufacturing facility for the commercialization of MyVax and any other immunotherapies that we may develop. We anticipate completion of the construction of a commercial manufacturing facility in 2005. Unless we are able to renew our existing leases, we may need to find temporary facilities until our new facility can be completed.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the Nasdaq National Market under the symbol “GTOP” since October 30, 2003. The following table sets forth, for the period indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market:

	Common Stock Price
	High	Low
Quarter ended December 31, 2003 (commencing October 30, 2003)	$13.70	$9.18

Holders

As of February 29, 2004, there were approximately 443 stockholders of record of Genitope common stock.

Dividends

Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item will be contained in the Proxy Statement under the caption “Equity Compensation Plan Information” and is hereby incorporated by reference thereto.

Recent Sales of Unregistered Securities

The following list sets forth information regarding all unregistered securities sold by us in 2003 and gives effect to a 1 for 3 reverse stock split which occurred on October 24, 2003:

1. During the first two fiscal quarters of 2003, we issued and sold 2,082 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), to our employees and consultants for cash consideration with an aggregate exercise price of $2,500. During the same period, we granted options to purchase 52,994 shares of common stock at an exercise price of $1.80 per share.

2. During the fourth fiscal quarter of 2003, we issued and sold 12,407 shares of our common stock that were not registered under the Securities Act, to our employees and consultants for cash consideration with an aggregate exercise price of $1.71. During the same period, we granted options to purchase 141,766 shares of common stock at an exercise price of $11.62 per share.

3. In April and May 2003, we issued an aggregate of 2,830,901 shares of our Series E preferred stock. 520,901 shares were issued and sold at $4.50 per share to accredited investors for an aggregate offering price of $2,344,055, 133,327 of which were sold to two of our current directors (and related entities). 2,310,000 shares of Series E preferred stock were issued to pre-existing Series E stockholders in accordance with the Series E stock purchase agreement amended in March 2003, to allow for a purchase price adjustment in the event that additional shares of Series E preferred were sold for less than $9.00 per share.

4. In April 2003, we issued and sold convertible promissory notes in aggregate principal amount of $4,280,009 and warrants to purchase 285,327 shares of Series E preferred stock with an exercise price of $4.50 per share and an aggregate value of $1,624,517 to 17 accredited investors.

5. In April 2003, we issued and sold an aggregate of 6,166 shares of our common stock at $1.80 per share to two accredited investors for an aggregate offering price of $11,100.

6. In August 2003, we issued a warrant to purchase 533,333 shares of Series F preferred stock with an exercise price of $4.50 per share and an aggregate value of $1,933,000.00 to one accredited investor.

7. In August 2003, we issued 977,966 shares of Series E preferred stock upon conversion of the convertible promissory notes referred to in paragraph (4) above.

     We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (1) and (2) above by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

     We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (3) through (7) above by virtue of Rule 506 of Regulation D. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising and each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment.

Use of Proceeds

     The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 (SEC File No. 333-107719) under the Securities Act in connection with the initial public offering of our common stock, effective on October 29, 2003, covering an aggregate of 4,179,860 shares of common stock, including shares that were issued upon the partial exercise by the underwriters of their over-allotment option. The aggregate gross proceeds from the shares of common stock sold were approximately $37,619,000. In connection with the offering, we paid the underwriters a commission of approximately $2,633,000 and incurred offering expenses of $1,251,000. After deducting the underwriters’ commission and the estimated offering expenses, we received net proceeds of approximately $33,735,000 from the offering. Approximately $1.0 million of the proceeds from the initial public offering was used in November 2003 to repay a portion of the outstanding borrowings under our line of credit facilities. On November 14, 2003, we terminated both credit facilities. Approximately $3.9 million of the proceeds from the initial public offering were used in the fourth quarter of 2003, of which approximately $2.9 million was used to fund operations and approximately $1.0 million was used to repay a portion of the outstanding borrowings under our two line of credit facilities.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2001, 2002 and 2003, and the balance sheet data as of December 31, 2002 and 2003 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1999 and 2000, and the balance sheet data as of December 31, 1999, 2000 and 2001 are derived from our audited financial statements not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the accompanying Notes to the Financial Statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
		(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development (1)	$2,138	$3,993	$8,791	$15,915	$19,678
Sales and marketing (1)	—	—	—	1,338	1,591
General and administrative (1)	638	634	1,463	2,832	2,937

Total operating expenses	2,776	4,627	10,254	20,085	24,206

Loss from operations	(2,776)	(4,627)	(10,254)	(20,085)	(24,206)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	—	(3,509)
Interest expense	—	—	—	—	(2,845)
Interest and other income, net	24	782	474	221	97

Net loss	(2,752)	(3,845)	(9,780)	(19,864)	(30,463)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	—	(18,407)

Net loss attributable to common stockholders	$(2,752)	$(3,845)	$(9,780)	$(19,864)	$(48,870)

Net loss per share attributable to co mmon stockholders, basic and diluted	$(2.10)	$(2.78)	$(6.58)	$(11.62)	$(11.86)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	1,313	1,385	1,487	1,710	4,122

(1)	Includes non-cash stock-based compensation of the following:

	Year Ended December 31,
	1999	2000	2001	2002	2003
Research and development	$—	$—	$181	$589	$1,046
Sales and marketing	—	—	—	141	176
General and administrative	—	20	257	635	679

Total	$—	$20	$438	$1,365	$1,901

	As of December 31,
	1999	2000	2001	2002	2003
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,320	$17,033	$6,080	$9,422	$29,790
Working capital	790	16,687	4,918	7,929	26,590
Total assets	1,682	17,474	9,396	11,986	32,352
Convertible preferred stock	6,342	26,151	26,151	46,853	—
Deficit accumulated during development stage	(5,404)	(9,249)	(19,029)	(38,893)	(87,763)
Total stockholders’ equity (deficit)	(5,392)	(9,025)	(18,094)	(36,414)	28,742

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Form 10-K.

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

     To date, we have not generated any revenues, and except for our recently completed initial public offering, we have financed our operations and internal growth almost exclusively through private placements of common and preferred stock. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2003, we had an accumulated deficit of $87.8 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Our accumulated deficit includes a non-cash dividend of $18.4 million related to our preferred stock financings in April and May of 2003, a non-cash charge of $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in April 2003 and $771,000 of non-cash interest expense relating to the amortization of the discount on the convertible notes, and non-cash interest expense of $1.9 million associated with the amortization of warrants issued to the guarantor of our lines of credit. We have repaid all outstanding borrowings under these facilities, and in November 2003, we terminated both facilities. As of December 31, 2003, we had cash and cash equivalents of $29.8 million.

     We anticipate working on a number of long-term development projects which will involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will need operating funds to continue our research and development activities, clinical trials, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

     Since 1996, we have been successful in completing several rounds of private equity financing. In 2002, the sale of Series E convertible preferred stock generated $20.7 million of cash proceeds. In April and May of 2003, we raised $6.5 million through the sale of additional Series E convertible preferred stock, convertible notes (which converted into Series E convertible preferred stock during the quarter ended September 30, 2003) and warrants.

     On October 29, 2003, we sold 4,179,860 shares of common stock in an initial public offering for aggregate gross proceeds of $37.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of $33.7 million.

     We anticipate that in 2004 our average quarterly cash used for operating and investing activities will be approximately $6.0 million. We believe that the net proceeds from the recently completed initial public offering, together with the interest thereon, will provide us with sufficient financial resources to reach the first interim analysis of our pivotal Phase 3 trial, which we anticipate will occur at the end of the first quarter of 2005. We estimate that we will need to raise additional funds in an anticipated amount of approximately $100 million in order to commercialize MyVax, including the completion of the construction and qualification of a commercial scale manufacturing facility, if MyVax receives regulatory approval for the treatment of follicular B-cell NHL.

     Research and development expenses represented approximately 81% of our total operating expenses for the year ended December 31, 2003 and 79% of our total operating expenses for the year ended December 31, 2002. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs of developing our manufacturing process.

     In the fourth quarter of 2000, we commenced a pivotal Phase 3 clinical trial for MyVax for the treatment of follicular B-cell NHL. We expect that we will close patient registration, the process during which a patient is screened and a biopsy is taken to determine whether the patient is eligible to participate in the clinical trial, at the end of the first quarter of 2004. The two planned interim analyses of the clinical trial are expected to be conducted approximately 12 and 24 months after the last patient is registered, with the detailed follow-up period of the clinical trial scheduled to conclude approximately 42 months after the last patient is registered. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were $19.7 million for the year ended December 31, 2003, $15.9 million for the year ended December 31, 2002 and $8.8 million for the year ended December 31, 2001. From inception through December 31, 2003, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $52.5 million.

     Drug development in the United States is a process that includes several steps defined by the FDA. The FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA, together with proposed clinical protocols, manufacturing information, analytical data and other information in an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin. Clinical development typically involves three phases of study: Phase 1, 2 and 3. The most significant costs associated with clinical development are the Phase 3 clinical trials as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, a New Drug application, or NDA, or a Biologics License application, or BLA, may be filed with the FDA. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval.

     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of MyVax or the date of completion of these development efforts. We do not anticipate that we will generate any revenues until 2006, at the earliest, and we cannot reasonably estimate when we may have material net cash inflows from sales of MyVax, if ever. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing MyVax, including:

•	the uncertainty of the timing of completion of patient registration in our pivotal Phase 3 clinical trial;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the interim analyses of our pivotal Phase 3 clinical trial;

•	the uncertainty of clinical trial results;

•	extensive governmental regulation, both foreign and domestic, for approval of new therapies; and

•	the uncertainty related to the completion of construction and qualification of a commercial scale manufacturing facility.

     If we fail to complete the development of MyVax in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations.

     A further discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts,” “We currently have no source of revenue and may never become profitable” and “If clinical trials of MyVax, or any other immunotherapies that we may develop, do not produce successful clinical trial results, we will be unable to commercialize these products,” as well as other risk factors.

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

Recent Developments

     Our Registration Statement (SEC File No. 333-107719) for our initial public offering became effective on October 29, 2003. Our common stock commenced trading on the Nasdaq National Market on October 30, 2003 under the trading symbol “GTOP”. WR Hambrecht + Co acted as the lead underwriter of the offering. Punk, Ziegel & Company and Brean Murray & Co., Inc. acted as co-managers. 4,179,860 shares of common stock were sold in the offering, including shares that were issued upon the partial exercise by the underwriters of their over-allotment option, at $9.00 per share, for aggregate gross proceeds of $37.6 million. In connection with the offering, we paid underwriters’ commission of approximately $2.6 million and incurred offering expenses of $1.3 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $33.7 million from the offering.

     During October and November of 2003, we repaid all outstanding borrowings under our two line of credit facilities. Approximately $1.0 million of the proceeds from the initial public offering was used to repay a portion of the outstanding borrowings. In November 2003, we terminated both facilities.

Results of Operations

Comparison of Years Ended December 31, 2003 and 2002

     Research and Development. Research and development expenses increased 24% to $19.7 million for the year ended December 31, 2003, from $15.9 million for the year ended December 31, 2002. The increase in research and development costs reflected the continued increase in patient registration in our pivotal Phase 3 clinical trial, which resulted in increased staffing costs of $2.4 million, of which $1.3 million was for manufacturing personnel and $1.0 million was for quality personnel. Clinical trial costs increased $1.8 million to meet the requirements of the increase in patient registration in our pivotal Phase 3 clinical trial. Additionally, non-cash stock-based compensation expense associated with option issuances to our research and development staff increased by $457,000. These increases were offset by a decrease in depreciation expense of $759,000 and a reduction in rent expense of $477,000 reflecting the renegotiation of our facility leases to extended terms with lower rates. We expect to devote substantial resources to research and development in future periods as we continue our development of MyVax for the treatment of B-cell NHL.

     Sales and Marketing. Sales and marketing expenses increased 19% to $1.6 million for the year ended December 31, 2003, from $1.3 million for the year ended December 31, 2002. This increase was primarily due to increased product advocacy costs of $133,000, which consisted primarily of professional fees and activities related to industry symposiums, and increased staffing costs of $97,000. Additionally, non-cash stock-based compensation expense increased by $35,000. We expect sales and marketing spending to remain relatively constant in 2004.

     General and Administrative. General and administrative expenses increased 4% to $2.9 million for the year ended December 31, 2003, from $2.8 million for the year ended December 31, 2002. This increase reflected an increase in staffing costs of $318,000 and an increase in non-cash stock-based compensation expense of $44,000. Also, professional fees and corporate insurance costs increased $74,000 to support the organizational growth and responsibilities of being a public company. These increases were partially offset by a decrease in professional fees of $326,000 incurred in 2002 associated with unsuccessful financings. We expect our general and administrative expenses to increase slightly in 2004 as a result of the additional administrative and infrastructure costs associated with being a public company, including costs associated with implementing procedures for compliance with the requirements of the Sarbanes-Oxley Act.

     Other Income (Expense), Net. We incurred $6.3 million of net other expense for the year ended December 31, 2003. Other expense relates to the $3.5 million loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants, $771,000 of interest expense related to the amortization of the discount on our convertible notes and $121,000 of interest expense related to the stated interest on the convertible notes. Additionally, other expense includes $1.9 million of interest expense related to the amortization of the warrant issued in connection with the lines of credit. No such charges were recorded during the year ended December 31, 2002. These increases were partially offset by a decrease in interest income of $123,000 from the corresponding period in 2002 as a result of a decrease in the average cash and cash equivalents balance and overall interest rates.

     Dividend Related to Issuance of Convertible Preferred Shares and the Beneficial Conversion Feature of Preferred Stock. We recorded a non-cash dividend of $18.4 million related to the issuance of convertible preferred shares and the beneficial conversion feature of preferred stock for the year ended December 31, 2003. No such charge was recorded for the year ended December 31, 2002.

Comparison of Years Ended December 31, 2002 and 2001

     Research and Development. Research and development expenses increased 81% to $15.9 million for the year ended December 31, 2002, from $8.8 million for the year ended December 31, 2001. The increase in research and development expenses reflected the continued increase in patient registration in our pivotal Phase 3 clinical trial, which resulted in increased staffing costs of $3.0 million, of which $1.3 million was for manufacturing personnel, $680,000 was for clinical trial personnel, $500,000 was for quality and technical development personnel and

$520,000 was for regulatory personnel. Clinical trial costs increased $887,000 to meet the requirements of the increase in patient registration in our pivotal Phase 3 clinical trial. The depreciation expense increase of $724,000 reflected the addition of leasehold improvements associated with our manufacturing capacity that were placed in service at the end of 2001. The rent expense increase of $424,000 reflects the full year impact of leases initiated in 2001. In addition, $408,000 of this increase was due to the increase in non-cash stock based compensation expenses associated with option issuances to our research and development staff.

     Sales and Marketing. Sales and marketing expenses commenced and were $1.3 million for the period ended December 31, 2002. The primary components are product advocacy expenses, which consist primarily of professional fees and activities related to industry symposiums of $677,000, staffing expenses of $400,000 and non-cash stock based compensation expenses of $141,000.

     General and Administrative. General and administrative expenses increased 94% to $2.8 million for the year ended December 31, 2002, from $1.5 million for the year ended December 31, 2001. This increase was due to costs of $550,000 associated with increases in staffing levels, $86,000 in legal fees related to unsuccessful financings and additional costs related to the increase in infrastructure required to support the growth of our clinical trial programs. In addition, $378,000 of this increase was due to non-cash stock-based compensation expenses.

     Other Income (Expense), Net. Interest income decreased 53% to $221,000 for the year ended December 31, 2002, from $474,000 for the year ended December 31, 2001. The decrease was primarily due to lower average cash and cash equivalent balances during the year ended December 31, 2002 as compared to the prior year.

Liquidity and Capital Resources

     We have not generated any revenues, and except for our recently completed initial public offering, we have financed our operations and internal growth almost exclusively through private placements of preferred stock and have incurred significant losses since our inception in 1996. As of December 31, 2003, we had an accumulated deficit of $87.8 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of $18.4 million related to our preferred stock financings in April and May 2003. Also, our accumulated deficit includes a non-cash charge of $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in April 2003 and $771,000 of non-cash interest expense relating to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through December 31, 2003, we had amortized and expensed non-cash stock-based compensation of $3.7 million.

     At December 31, 2003, we had cash and cash equivalents of $29.8 million, compared to $9.4 million at December 31, 2002.

     Net cash used in operating activities was $20.2 million for the year ended December 31, 2003 and $16.6 million for the year ended December 31, 2002. The use of cash in operations was primarily for our continued research and development activities associated with MyVax for the treatment of B-cell NHL.

     Net cash used in investing activities was $307,000 for the year ended December 31, 2003 and $946,000 for the year ended December 31, 2002. Capital expenditures consisted of purchases of equipment and leasehold improvements to our facilities.

     Net cash provided by financing activities was $40.9 million for the year ended December 31, 2003 and $20.9 million for the year ended December 31, 2002. The net cash provided by financing activities in 2003 was primarily attributable to the sale of common stock in our initial public offering for net proceeds of $33.7 million, the private sale of $2.2 million of preferred stock and the sale of $4.3 million of convertible promissory notes and warrants. The net cash provided by financing activities in 2002 was primarily attributable to the sale of $20.7 million of preferred stock. All outstanding shares of preferred stock were converted into shares of common stock upon the closing of our initial public offering.

     In August 2003, $8.0 million was made available to us through two line of credit facilities with Bank One, N.A. The first line of credit was for $3.0 million, bore interest at prime and had a maturity date of December 6, 2003. The second line of credit was for $5.0 million, bore interest at prime plus one-half percent and had a maturity date of December 6, 2003. In September 2003, we borrowed $8.0 million under these lines of credit. During October and November 2003, we repaid all outstanding borrowings under these facilities, and on November 14, 2003, we terminated both facilities.

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

     We anticipate that in 2004 our average quarterly cash used for operating and investing activities will be approximately $6.0 million. Accordingly, we believe that the net proceeds from our recently completed initial public offering, together with the interest thereon, will provide us with sufficient financial resources to reach the first interim analysis of our pivotal Phase 3 trial, which we anticipate will occur at the end of first quarter of 2005. We estimate that we will need to raise additional funds in an anticipated amount of approximately $100 million in order to commercialize MyVax, including the completion of the construction and qualification of a commercial scale manufacturing facility, if MyVax receives regulatory approval for the treatment of follicular B-cell NHL.

     Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax, including regulatory approval of our commercial scale manufacturing facility, we will not have product revenue until 2006, at the earliest. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

     As of December 31, 2003, we had contractual obligations related to operating and capital leases as follows (in thousands):

	Payments Due by Period
		Less than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years	Years	5 Years
Contractual obligations:
Non-cancelable operating lease obligations	$1,327	$704	$623	$—	$—
Capital lease obligations	51	28	23	—	—

Total contractual obligations	$1,378	$732	$646	$—	$—

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

Off-balance Sheet Arrangements

     As of December 31, 2003, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates. We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our financial statements.

     Clinical Trial Accruals. We record accruals for estimated clinical study costs. These costs are a significant component of research and development expenses. We accrue for the costs of clinical studies conducted by contract research organizations based on estimated costs over the life of the individual study. Further, we monitor patient registration levels and related activity to the extent possible and adjust our estimates on a quarterly basis; accordingly, however, our estimates may not match the timing of actual services performed by the organizations, which may result in adjustments to our research and development expenses in future periods.

     Accounting for Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance to reduce our deferred tax asset, as based on available objective evidence; it is more likely than not that the deferred tax asset will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

     Stock-Based Compensation. We have a stock option plan to reward our employees which is described more fully in Note 9 to the financial statements. We account for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations and apply the disclosure provisions of Statements of Financial Accounting Standards No. 123 (“SFAS”), as amended by SFAS No. 148. We amortize stock-based compensation in accordance with FASB Interpretation No. 28, an accelerated vesting model.

     For financial reporting purposes, we have recorded stock-based compensation representing the difference between the deemed fair value of common stock and the option exercise price. Prior to the closing of our initial public offering, we determined the deemed fair value of our common stock based upon several factors, including significant clinical milestones attained, sales of our convertible preferred stock, changes in valuations of existing comparable publicly-registered biotech companies, trends in the broad market for biotechnology stocks and the expected valuation we would obtain in our initial public offering. Subsequent to the offering, we determined the deemed fair value of our common stock based on quoted market prices. All stock options granted subsequent to the offering were granted at exercise prices equal to the fair market value. We recorded deferred stock-based compensation of $3.4 million, $1.6 million and $1.0 million for stock options granted to employees during the years ended December 31, 2003, 2002 and 2001, respectively, and we have amortized $1.7 million, $1.2 million and $328,000 of these amounts in the years ended December 31, 2003, 2002 and 2001, respectively. We anticipate we will record amortization of stock-based compensation of approximately $1.4 million for the year ended December 31, 2004. The compensation expense will be decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

     We disclose in Note 1 to the financial statements the pro forma impact of applying the provision of SFAS 123, as amended, to our stock awards. Prior to the closing of our initial public offering, the fair value of options issued, pursuant to our option plan at the grant date, were estimated using the minimum value method. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Following the offering, the value of each option has been estimated using the Black-Scholes Model with a volatility rate of 92% which is based upon the expected volatility of the our stock price over the life of the option. The effects of applying pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net loss and net loss per share in the future as the number of shares to be issued under the plan (including any future plans) is not known and the assumptions used to determine the fair value can vary significantly.

     Additionally as described more fully in Note 1 to the financial statements, we issue stock options to non-employees, generally for services, which we account for under the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18. These options are also valued using the Black-Scholes option valuation model. For stock options issued to non-employees, we amortized $208,000, $122,000 and $110,000 of stock compensation expense for the years ended December 31, 2003, 2002 and 2001, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds of financial institutions. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Accordingly, we believe that while the cash and cash equivalents we hold are subject to changes in the financial standing of the financial institution, we are not subject to any material risks arising from changes in interest rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. We also believe that we are not subject to any material risks arising from changes in interest rates. During October and November 2003 we repaid the outstanding borrowings under both line of credit facilities. On November 14, 2003 we terminated both line of credit facilities. As of December 31, 2003, we had no borrowings other than the equipment capital lease described above under contractual obligations.

     In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.

ITEM 8. FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE ENTERPRISE)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
   of Genitope Corporation
   (a development stage enterprise)

     In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Genitope Corporation (a development stage enterprise) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 and cumulatively, for the period from August 15, 1996 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 25, 2004

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,422	$29,790
Prepaid expenses and other current assets	54	388

Total current assets	9,476	30,178
Property and equipment, net	2,279	1,917
Other assets	231	257

Total assets	$11,986	$32,352

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,116	$2,781
Accrued and other current liabilities	431	781
Current lease obligations	—	26

Total current liabilities	1,547	3,588
Noncurrent lease obligations	—	22

Total liabilities	1,547	3,610

Commitments (Note 5)
Convertible preferred stock; $0.001 par value:
Authorized: 26,608,974 shares at December 31, 2002 and 5,000,000 shares at December 31, 2003; Issued and outstanding: 6,810,396 shares at December 31, 2002 and no shares at December 31, 2003	46,853	—

Stockholders’ equity (deficit):
Common stock; $0.001 par value:
Authorized: 34,500,000 shares at December 31, 2002 and 65,000,000 shares at December 31, 2003; Issued and outstanding: 1,912,821shares at December 31, 2002 and 16,819, 501 shares at December 31, 2003	2	17
Notes receivable from stockholders	(60)	(48)
Deferred stock compensation	(1,072)	(2,787)
Additional paid-in capital	3,609	119,323
Deficit accumulated during the development stage	(38,893)	(87,763)

Total stockholders’ equity (deficit)	(36,414)	28,742

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$11,986	$32,352

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

				Cumulative
				Period from
				August 15, 1996
				(date of inception)
	Year Ended December 31			to December 31,
	2001	2002	2003	2003
Operating expenses:
Research and development	$8,791	$15,915	$19,678	$52,496
Sales and marketing	—	1,338	1,591	2,930
General and administrative	1,463	2,832	2,937	9,227

Total operating expenses	10,254	20,085	24,206	64,653

Loss from operations	(10,254)	(20,085)	(24,206)	(64,653)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	(3,509)	(3,509)
Interest expense	—	—	(2,845)	(2,978)
Interest and other income, net	474	221	97	1,784

Net loss	(9,780)	(19,864)	(30,463)	(69,356)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	(18,407)	(18,407)

Net loss attributable to common stockholders	$(9,780)	$(19,864)	$(48,870)	$(87,763)

Net loss per share attributable to common stockholders, basic and diluted	$(6.58)	$(11.62)	$(11.86)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	1,487	1,710	4,122

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD
FROM AUGUST 15, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 2003
(in thousands)

						Deficit
			Note			Accumulated
	Common Stock		Receivable	Deferred	Additional	During the	Total
			from	Stock	Paid-In	Development	Stockholders’
	Shares	Amount	Stockholder	Compensation	Capital	Stage	Equity (Deficit)
Issuance of common stock at $0.001 per share to founders in August 1996 for cash and technology	1,259	$1	$—	$—	$3	$—	$4
Issuance of common stock at $0.15 per share in exchange for cash and services	9	—	—	—	1	—	1
Net loss	—	—	—	—	—	(76)	(76)

Balance at December 31, 1996	1,268	1	—	—	4	(76)	(71)
Issuance of common stock at $0.15 per share in exchange for cash and services	30	—	—	—	4	—	4
Issuance of common stock at $0.15 per share in exchange for cash upon exercise of stock options	10	—		—	2		2
Net loss	—	—	—	—	—	(980)	(980)

Balances at December 31, 1997	1,308	1	—	—	10	(1,056)	(1,045)
Net loss	—	—	—	—	—	(1,596)	(1,596)

Balances at December 31, 1998	1,308	1	—	—	10	(2,652)	(2,641)
Net issuance and repurchase of common stock to a director as part of a stock issuance agreement at $0.60 per share	62	—	(37)	—	37	—	—
Issuance of common stock at $0.45 per share in exchange for cash upon exercise of stock options in September 1999	2	—	—	—	1	—	1
Net loss	—	—	—	—	—	(2,752)	(2,752)

Balances at December 31, 1999	1,372	1	(37)	—	48	(5,404)	(5,392)
Issuance of common stock at a price of $0.15 to $0.60 per share in exchange for cash upon exercise of stock options	10	—	—	—	2	—	2
Proceeds from promissory note	—	—	37	—	—	—	37
Issuance of 40,000 stock options to nonemployees in exchange for services	—	—	—	—	20	—	20
Issuance of common stock to nonemployees in exchange for services	8	—	—	—	9	—	9
Issuance of warrants to purchase 27,000 shares of convertible preferred stock in exchange for services	—	—	—	—	144	—	144
Net loss	—	—	—	—	—	(3,845)	(3,845)

Balances at December 31, 2000	1,390	1	—	—	223	(9,249)	(9,025)
Issuance of common stock at a price of $0.15 to $0.60 per share in exchange for cash and notes upon exercise of stock options	365	1	(48)	—	323	—	276
Repurchase of unvested common stock	(3)	—	—	—	(3)	—	(3)
Deferred stock-based compensation	—	—		(1,036)	1,036		—
Amortization of stock-based compensation	—	—	—	328	110		438
Net loss	—		—	—	—	(9,780)	(9,780)

Balances at December 31, 2001	1,752	2	(48)	(708)	1,689	(19,029)	(18,094)

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD
FROM AUGUST 15, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 2003
(in thousands)

						Deficit
			Note			Accumulated
	Common Stock		Receivable	Deferred	Additional	During the	Total
			from	Stock	Paid-In	Development	Stockholders’
	Shares	Amount	Stockholder	Compensation	Capital	Stage	Equity (Deficit)
Issuance of common stock at a price of $0.60 to $1.20 per share in exchange for cash and notes upon exercise of stock options	171	—	(12)	—	202	—	190
Repurchase of unvested common stock	(10)	—	—	—	(11)	—	(11)
Deferred stock-based compensation	—	—	—	(1,607)	1,607	—	—
Amortization of stock-based compensation	—	—	—	1,243	122	—	1,365
Net loss	—	—	—	—	—	(19,864)	(19,864)

Balances at December 31, 2002	1,913	2	(60)	(1,072)	3,609	(38,893)	(36,414)
Conversion of preferred stock to common stock	10,638	11	—	—	53,559	—	53,570
Issuance of common stock at $9.00 per share, net of issuance costs	4,180	4	—	—	33,731	—	33,735
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	—	18,407	(18,407)	—
Discount on convertible notes relating to warrants and beneficial conversion of preferred stock	—	—	—	—	4,280	—	4,280
Warrants to purchase convertible preferred stock issued to gurantor of the lines of credit	—	—	—	—	1,933	—	1,933
Issuance of common stock at a price of $1.20 to $1.80 per share in exchange for cash upon exercise of stock options	99	—	—	—	179	—	179
Issuance of common stock to nonemployees in exchange for services	6	—	—	—	29	—	29
Repurchase of unvested common stock	(16)	—	—	—	(20)	—	(20)
Proceeds from promissory note	—	—	12	—	—	—	12
Deferred stock-based compensation	—	—	—	(3,408)	3,408	—	—
Amortization of stock-based compensation	—	—	—	1,693	208	—	1,901
Net loss	—	—	—	—	—	(30,463)	(30,463)

Balances at December 31, 2003	16,820	$17	$(48)	$(2,787)	$119,323	$(87,763)	$28,742

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(in thousands)

				Cumulative
				Period from
				August 15, 1996
	Year Ended December 31,			(date of inception)
				to December 31,
	2001	2002	2003	2003
Cash flows from operating activities:
Net loss	$(9,780)	$(19,864)	$(30,463)	$(69,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	674	1,589	716	3,645
Loss on disposal of assets	—	24	5	29
Stock-based compensation expense	438	1,365	1,901	3,724
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509	3,509
Amortization of warrant issued to guarantor of the lines of credit	—	—	1,933	1,933
Interest expense on convertible notes	—	—	892	892
Common stock issued for services	—	—	29	46
Changes in assets and liabilities:
Prepaids and other assets	(167)	85	(360)	(478)
Accounts payable	752	249	1,482	2,598
Accrued and other current liabilities	201	(3)	180	611
Other long term liabilities	38	(38)	—	—

Net cash used in operating activities	(7,844)	(16,593)	(20,176)	(52,847)

Cash flows from investing activities:
Purchase of property and equipment	(3,215)	(946)	(307)	(5,539)
Long term cash deposits	(167)	—	—	(167)

Net cash used in investing activities	(3,382)	(946)	(307)	(5,706)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	20,702	2,181	47,392
Proceeds from issuance of common stock	—	—	37,619	37,619
Payments of issuance costs for issuance of common stock, underwriters’ commission and offering costs	—	—	(3,531)	(3,531)
Borrowings under lines of credit	—	—	8,000	8,786
Repayment of borrowings under lines of credit	—	—	(8,000)	(8,786)
Proceeds from issuance of convertible notes and warrants	—	—	4,280	6,060
Proceeds from exercise of stock options	276	190	179	652
Proceeds from exercise of Series D warrants	—	—	135	135
Repurchase of unvested common stock	(3)	(11)	(20)	(34)
Proceeds from note receivable from stockholder	—	—	12	54
Principal payments on capital lease obligations	—	—	(4)	(4)

Net cash provided by financing activities	273	20,881	40,851	88,343

Net increase (decrease) in cash and cash equivalents	(10,953)	3,342	20,368	29,790
Cash and cash equivalents, beginning of period	17,033	6,080	9,422	—

Cash and cash equivalents, end of period	$6,080	$9,422	$29,790	$29,790

Supplemental disclosure:
Cash paid for interest	$—	$—	$14	$146
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,570	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933	$1,933
Conversion of notes payable to convertible preferred stock	$—	$—	$—	$1,780
Accrued offering costs for issuance of common stock	$—	$—	$353	$353
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121	$121
Acquisition of property and equipment under captial leases	$—	$—	$52	$52
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$—	$5

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

     Genitope Corporation (the “Company”) is a development stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. The Company’s lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma. The Company was incorporated in the State of Delaware on August 15, 1996.

Liquidity

     To date, the Company has not generated any revenues, and except for the recently completed initial public offering, the Company has financed its operations and internal growth almost exclusively through private placements of common and preferred stock. The Company is a development stage enterprise and has incurred significant operating losses and operating cash flow deficiencies since its inception in 1996 as the Company has devoted substantially all of its efforts to research and development activities, including clinical trials. The Company incurred a net loss attributable to common stockholders of $48,870,000 and negative operating cash flow of $20,176,000 for the year ended December 31, 2003. As of December 31, 2003, the Company had an accumulated deficit of $87,763,000. The accumulated deficit resulted principally from the Company’s research and development activities associated with MyVax, including its pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with the Company’s preferred stock financings. The accumulated deficit includes a non-cash dividend of $18,407,000 related to the Company’s preferred stock financings in April and May of 2003, a non-cash charge of $3,509,000 associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in April 2003 and $771,000 of non-cash interest expense relating to the amortization of the discount on the convertible notes, and non-cash interest expense of $1,933,000 associated with warrants issued to the guarantor of the Company’s two line of credit facilities. The Company has repaid all outstanding borrowings under these facilities, and in November 2003, the Company terminated both facilities. As of December 31, 2003, the Company had cash and cash equivalents of $29,790,000.

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

     Since 1996, the Company has been successful in completing several rounds of private equity financing. In 2002, the sale of Series E convertible preferred stock generated $20,702,000 of cash proceeds. In April and May of 2003, the Company raised $6,461,000 through the sale of additional Series E convertible preferred stock, convertible notes (which converted into Series E convertible preferred stock during the quarter ended September 30, 2003) and warrants.

     On October 29, 2003, the Company sold 4,179,860 shares of common stock in an initial public offering for aggregate gross proceeds of $37,619,000. After deducting the underwriters’ commission and offering expenses, the Company received net proceeds of $33,735,000.

     Management believes that the net proceeds from the recently completed initial public offering, together with the interest thereon, will provide the Company with sufficient financial resources for at least the next twelve months from December 31, 2003. The Company estimates that it will need to raise additional funds in order to commercialize MyVax, including the completion of the construction and qualification of a commercial scale manufacturing facility, if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. Even if the Company achieves positive interim results in its pivotal Phase 3 clinical trial and receives regulatory approval for MyVax, including regulatory approval of a commercial scale manufacturing facility, the Company will not have product revenue until 2006, at the earliest. Until the Company can generate a sufficient amount of product revenue, if ever, the Company expects to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or its commercialization efforts. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company invests its excess cash primarily in deposits with banks and in highly liquid money market funds.

Fair Value of Financial Instruments

     The Company’s financial instruments consist of cash and cash equivalents which carrying value approximates fair value.

Certain Risks and Uncertainties

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash and cash equivalents in accounts with one major financial institution in the United States. Deposits in this institution may exceed the amount of insurance provided on such deposits.

     The current products and services being developed by the Company require approval from the Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance the Company’s products will receive the necessary clearance. If the Company is denied clearance or clearance is delayed, it may have a material adverse impact on the Company.

     The Company’s products and services are concentrated in rapidly changing, highly competitive markets, which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on the Company’s business, operating results and future cash flows.

     The Company depends on single source suppliers for critical raw materials for manufacturing, as well as other components required for the administration of MyVax. The loss of these suppliers could delay the Company’s clinical trials or prevent or delay commercialization of MyVax.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Fixed assets are depreciated over a life of three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement, or the lease term, if shorter. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Research and Development

     Research and development expenses consist of costs incurred for internally sponsored research and development. These costs include direct and research-related overhead expenses and clinical trials that are charged to expense as incurred.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

Impairment of Long-lived Assets

     Long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, or its estimated useful life has changed significantly. When an asset’s expected future undiscounted cash flows are less than its carrying value, an impairment loss is recognized and the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to dispose.

Stock Split

     On October 24, 2003, the Company affected a one-for-three reverse stock split. All share and per share amounts for all periods presented in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split.

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

     All stock compensation is amortized and expensed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, an accelerated vesting model. Amortization of stock-based compensation for employees and non-employees is as follows (in thousands):

				Cumulative
				Period from
				August 15, 1996
				(date of inception)
	Year Ended December 31,			to December 31,
	2001	2002	2003	2003
Amortization of stock-based compensation:
Research and development	$181	$589	$1,046	$1,816
Sales and marketing	—	141	176	317
General and administration	257	635	679	1,591

	$438	$1,365	$1,901	$3,724

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, the Company’s net loss would have been increased to the amounts below (in thousands, except per share data).

	Year Ended December 31,
	2001	2002	2003
Net loss attributable to common stockholders, as reported	$(9,780)	$(19,864)	$(48,870)
Add: Employee stock-based compensation included in reported net earnings	328	1,243	1,693
Deduct: Employee total stock-based compensation determined under fair value method	(356)	(1,301)	(1,818)

Adjusted net loss attributable to common stockholders	$(9,808)	$(19,922)	$(48,995)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(6.58)	$(11.62)	$(11.86)

Adjusted	$(6.60)	$(11.65)	$(11.89)

     The resulting effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders is not likely to be representative of the effects on net loss attributable to common stockholders and net loss per share attributable to common stockholders in future periods, due to subsequent periods including additional grants and periods of vesting.

     The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	Year Ended December 31,
	2001	2002	2003
Risk-free interest rate	4.34%	3.88%	2.82%
Expected average life	4 years	4 years	4 years
Dividend yield	0%	0%	0%
Volatility	—	—	92%
Weighted average fair values of option grants per share:
Fair value equal to exercise price	$—	$—	$8.29
Fair value greater than exercise price	$4.70	$5.03	$6.61

     Prior to the closing of the Company’s initial public offering, the fair value of options was computed using the minimum value method. Following the offering, the value of each option has been estimated using the Black-Scholes Model with a volatility rate of 92% which is based upon the expected volatility of the Company’s stock price over the life of the option.

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

Income Taxes

     The Company uses the liability method to account for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rules and laws that will be in effect when differences are expected to reverse.

Segments

     The Company operates in one segment, using one measurement of profitability to manage its business. All long-lived assets are maintained in the United States of America.

Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 — NET LOSS PER SHARE:

     Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase. Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of potential issuances of common stock consisting of stock options, warrants, common stock subject to repurchase, convertible preferred stock and convertible notes payable. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

     A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
Numerator:
Net loss attributable to common stockholders	$(9,780)	$(19,864)	$(48,870)

Denominator:
Weighted average common shares outstanding	1,533	1,888	4,233
Less: Weighted average unvested common shares subject to repurchase	(46)	(178)	(111)

Denominator for basic and diluted calculations	1,487	1,710	4,122

Net loss per share attributable to common stockholders, basic and diluted	$(6.58)	$(11.62)	$(11.86)

     The following outstanding stock options and warrants, common stock subject to repurchase and convertible preferred stock (on an as-if-converted basis) were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	Year Ended December 31,
	2001	2002	2003
Shares issuable upon exercise of stock options	211	395	962
Shares issuable upon exercise of warrants	30	30	270
Common stock subject to repurchase	99	154	84
Shares issuable upon conversion of convertible preferred stock	4,500	6,810	—

	4,840	7,389	1,316

NOTE 3 — PROPERTY AND EQUIPMENT:

	December 31,
	2002	2003
	(in thousands)
Leasehold Improvements	$3,096	$3,174
Equipment	1,976	2,252
Furniture and fixtures	110	110

	5,182	5,536
Less: Accumulated depreciation and amortization	(2,903)	(3,619)

	$2,279	$1,917

NOTE 4 — ACCRUED AND OTHER CURRENT LIABILITIES:

	December 31,
	2002	2003
	(in thousands)
Employee benefits	$242	$356
Professional fees	73	270
Clinical trials	70	64
Other	46	91

	$431	$781

NOTE 5 — LEASES AND COMMITMENTS:

     The Company lease space under three noncancelable operating leases with terms through 2006. The Company also leases equipment to support its research and development activities. The future minimum payments under the leases as of December 31, 2003 are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Year Ending December 31:
2004	$704	$28
2005	409	23
2006	214	—
2007	—	—
2008 and beyond	—	—

Total minimum lease payments	$1,327	51

Less: amount representing interest		(3)

Present value of minimum lease payments		48
Less: current portion		(26)

Noncurrent portion		$22

     Rent expense for the years ended December 31, 2001, 2002 and 2003, and the period from August 15, 1996 (date of inception) to December 31, 2003 was $932,000, $1,352,000, $803,000 and $3,655,000 respectively. In May 2003, the Company extended one of its facility leases through May 2006.

NOTE 6 — CONVERTIBLE PREFERRED STOCK (“PREFERRED STOCK”)

     The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock, with a par value of $0.001, in one or more series. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. As of December 31, 2003, no shares of preferred stock were issued and outstanding.

     Preferred stock at December 31, 2002 consisted of the following (in thousands):

	December 31, 2002
	Shares
			Liquidation
Series	Authorized	Outstanding	Amount
A	2,210	607	$911
B	2,800	624	2,359
C	2,125	700	3,150
D	7,807	2,569	20,038
E	11,667	2,310	20,790

	26,609	6,810	$47,248

     In April and May 2003, the Company issued approximately 473,000 and 48,000 shares, respectively, of Series E preferred stock (“Series E”) for $4.50 per share resulting in aggregate net cash proceeds of $2,181,000. The difference between the conversion price and the deemed fair value of the common stock on the respective transaction dates resulted in a total beneficial conversion feature of $1,496,000, which has been reflected as a deemed dividend on preferred stock for the year ended December 31, 2003.

     In March 2003, the Company amended the 2002 Series E stock purchase agreement to allow for a purchase price adjustment in the event that additional shares of Series E were sold for less than $9.00 per share. As a result of the issuance of the Series E in April 2003 at $4.50 per share, the Company issued an additional 2,310,000 shares of

Series E to the pre-existing Series E stockholders in accordance with the amended Series E stock purchase agreement. In connection with the issuances of Series E in 2003, the stockholders of the Company agreed to reduce the liquidation value of the Series E from $9.00 to $4.50 per share. The Company recorded a dividend to these preferred stockholders equal to the fair value of the underlying common stock into which these additional shares of Series E convert in the amount of $16,911,000 for the year ended December 31, 2003.

     Upon closing of the initial public offering, all of the convertible preferred stock outstanding automatically converted into common stock at a one-to-one ratio.

Series C and D Convertible Preferred Stock Warrants

     During 2000, warrants to purchase up to 27,000 shares of the Series D convertible preferred stock, with an exercise price of $7.80 per share expiring in June 2005, were issued to individuals for services rendered in conjunction with a private placement of common stock. The aggregate value of these warrants of $144,000, determined using a Black-Scholes valuation model, has been recorded as issuance costs and netted against the proceeds received on the Series D convertible preferred stock. In connection with the initial public offering, these warrants were fully exercised and converted into 19,000 shares of common stock.

     During 1999, warrants to purchase up to 3,000 shares of Series C convertible preferred stock, with an exercise price of $4.50 per share expiring on the longer of 10 years from the date of issue or 7 years from the date of the initial public offering of the Company, were issued to a bank in connection with a credit arrangement. The value of these warrants, determined using Black-Scholes model, was not material. As of December 31, 2003, all of these warrants were outstanding. The warrants expire in October 2010.

NOTE 7 — CONVERTIBLE NOTES, LINES OF CREDIT AND WARRANTS:

     In April 2003, the Company entered into a note and warrant purchase agreement pursuant to which convertible notes (the “Notes”) and warrants (the “Warrants”) were issued to existing preferred stockholders. The Company received $4,280,000 in cash in exchange for the Notes bearing interest at 8% per annum and the Warrants to purchase approximately 285,000 shares of Series E (or an equal number of shares of common stock if converted after a qualified public offering) for an exercise price of $4.50 per share. In the event that certain initial public offering procedures occurred, as defined in the agreement, on or before August 22, 2003, and the initial public offering closed on or before October 22, 2003, the outstanding principal balance of the Notes would have automatically converted into common stock at a conversion price equal to the initial public offering price. If these events did not occur, the Notes would have automatically converted into Series E on October 22, 2003 at a conversion price of $4.50 per share. The Company was required to pay any accrued interest on the Notes in cash at the time of any of the aforementioned conversions. The difference between the conversion price and the fair market value of the common stock on the commitment date (transaction date) resulted in a beneficial conversion feature recorded on the convertible debt of $3,085,000. The Warrants were assigned an initial value of $1,195,000, estimated using the Black-Scholes valuation model and have been classified as equity. The Warrants became exercisable upon stockholder approval, which was obtained in August 2003, and would have expired in 5 years. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: term of 5 years, risk free rate of 3.10%, volatility of 90% and a dividend yield of zero. The initial values assigned to both the Notes and the Warrants were allocated based on the relative fair values of the Notes and Warrants. The discount on the Notes for the beneficial conversion feature and Warrants were being amortized, using the effective interest method, to interest expense over the stated term of the Note, which was six months.

     In connection with the line of credit facilities discussed below, on August 29, 2003 upon receipt of stockholder approval of an amended and restated certificate of incorporation authorizing shares of Series F preferred stock, pursuant to agreements the Company entered into with the holders of the Notes and Warrants, the Notes and the accrued interest thereon automatically converted into 978,000 shares of Series E at a conversion price of $4.50 per share and the Warrants were cancelled. As a result, the Company recorded a loss of $3,509,000, on the extinguishment of the Notes and cancellation of the Warrants, in the accompanying statement of operations for the year ended December 31, 2003.

     In August 2003, the Company entered into two line of credit facilities for an aggregate of $8,000,000 with a financial institution. The first line of credit for $3,000,000 bore interest at the prime rate, and the second line of credit for $5,000,000 bore interest at prime plus one-half percent. Both line of credit facilities had a maturity date of December 6, 2003. In connection with the line of credit facilities, the Company entered into an agreement, with a stockholder who is also a member of the Board of Directors, acting as a guarantor on the line of credit facilities, to issue to the guarantor a warrant. The warrant is to purchase 533,333 shares of Series F convertible preferred stock at an exercise price of $4.50 per share, which, upon the closing of the initial public offering became exercisable into

266,666 shares of common stock at an exercise price per share based on the initial public offering price per share. The aggregate fair value of the warrant was $1,933,000, which was determined using the Black-Scholes valuation model with the following assumptions: term of 5 years, risk free rate of 3.43%, volatility of 90% and a dividend yield of zero. The warrant was recorded as a deferred guarantee cost and was being amortized on straight-line basis over the term of the line of credit. Total expense recognized relating to the amortization of the warrant was $1,933,000 for the year ended December 31, 2003. As of December 31, 2003, this warrant remains outstanding. The warrant expires in August 2008.

     During October and November 2003, the Company repaid all outstanding debt under the two line of credit facilities. In November 2003, the Company terminated the two line of credit facilities. As a result, the Company recorded the remaining unamortized deferred guarantee costs of $1,295,000 to expense in the fourth quarter of 2003. As of December 31, 2003, the Company had no borrowings other than the equipment capital lease described in Note 5.

NOTE 8 — COMMON STOCK:

     The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 65,000,000 shares of $0.001 par value common stock. Certain shares issued are subject to a right of repurchase by the Company subject to vesting, which is generally over a four-year period from the issuance date until vesting is complete.

NOTE 9 — STOCK OPTION PLANS AND OTHER EMPLOYEE BENEFITS:

1996 Stock Option Plan

     The 1996 Stock Option Plan (the “1996 plan”) was adopted in November 1996 and provides for the issuance of stock options. The 1996 plan will terminate in November 2006, unless the Board of Directors terminates the plan earlier. The 1996 plan provides for the issuance of up to 1,665,500 shares of common stock upon the exercise of options under the plan. Options to purchase an aggregate of 828,597 shares of common stock were outstanding under the 1996 plan as of December 31, 2003.

     Stock options granted under the 1996 plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than fair value and nonstatutory options may be granted to employees, directors, or consultants at exercise prices of no less than 85% of the fair value of the common stock on the date of grant. If, at the time the Company grants an option, the optionee owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options may be granted with vesting terms as determined by the Board of Directors, which is generally four years, with 25% vesting upon the first anniversary of the grant date, and the balance vesting ratably each month over a thirty-six month period. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.

     Stock options granted under the 1996 plan may include a provision whereby the holder may elect at any time while an employee, director, or consultant to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by the Company at the option exercise price. As of December 31, 2003, approximately 84,000 shares of common stock are subject to repurchase.

2003 Equity Incentive Plan

     The 2003 Equity Incentive Plan (the “incentive plan”) was adopted in August 2003 and became effective upon the closing of the initial public offering. The incentive plan will terminate when the Board of Directors terminates the incentive plan. The incentive plan provides for the grant of nonstatutory stock options, restricted stock awards, stock appreciation rights, phantom stock and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. The incentive plan provides for the issuance of 2,083,333 shares of common stock upon the exercise of options under the plan. Authorized shares shall be increased annually on January 1st from 2004 until 2013, by 5% of the number of shares of common stock outstanding on such date, however, the Board of Directors has the authority to designate a smaller number of shares. Options to purchase an aggregate of 8,400 shares of common stock were outstanding under the incentive plan as of December 31, 2003. The shares reserved under the incentive plan were increased by 840,975 on January 1, 2004 in accordance with the plan provisions as noted above.

     Nonstatutory options may be granted at exercise prices of no less than 85% of the fair market value of the common stock, which is the closing sales price as quoted on the Nasdaq National Market on the last trading day prior to the date of grant. If, at the time the Company grants an option, the optionee owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value and shall not be exercisable more than five years after the date of grant. Options granted generally vest over four years, with 25% vesting upon the first anniversary of the grant date, and the balance vesting ratably each month over a thirty-six month period. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.

2003 Non-Employee Directors’ Stock Option Plan

     The 2003 Non-Employee Directors’ Stock Option Plan (the “directors’ plan”) was adopted in August 2003 and became effective upon the closing of the initial public offering. The directors’ plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors. The directors’ plan provides for the issuance of 133,333 shares of common stock upon exercise of options under the plan. Authorized shares shall be increased annually on January 1st from 2004 until 2013, by the number of shares of common stock subject to options granted during the prior calendar year, however, the Board of Directors has the authority to designate a smaller number of shares. Options to purchase an aggregate of 125,000 shares of common stock were outstanding under the directors’ plan as of December 31, 2003. The shares reserved under the directors’ plan were increased by 125,000 on January 1, 2004 in accordance with the terms of the plan as noted above.

     Upon completion of the initial public offering, each non-employee director was automatically granted an option to purchase 25,000 shares of common stock, the initial grant. Any new non-employee director thereafter will automatically be granted the initial grant upon being elected to the board of directors. Each non-employee director will automatically be granted an option to purchase an additional 10,000 shares of common stock on the day following the Company’s annual stockholders meeting, the annual grant. Each non-employee director who has been a director for less than 12 months will receive an annual grant that has been reduced pro rata for each quarter prior to the date of grant during which such person did not serve as a non-employee director. On the day following the Company’s annual stockholders meeting, each non-employee director will automatically be granted an option to purchase 1,000 shares of common stock for each committee of which they are a member.

     Stock options under the directors’ plan are granted at exercise prices equal to the fair market value of the common stock, which is the closing sales price as quoted on the Nasdaq National Market on the last trading day prior to the date of grant. Initial grants and annual grants vest in 36 equal monthly installments over three years. Committee option grants vest in 12 equal monthly installments over one year from the grant date. No option granted under the directors’ plan may be exercised after the expiration of ten years from the date it was granted.

Stock-based Compensation

     During the years ended December 31, 2003 and 2002, the Company issued stock options under the plans at exercise prices below the deemed fair value of the Company’s common stock at the date of grant. Accordingly, for stock options issued to employees, the Company has recorded deferred stock-based compensation representing the difference between the deemed value of the common stock for accounting purposes and the option price at the date of the option grant. This deferred stock-based compensation is presented as a reduction of stockholders’ equity and is amortized to expense over the vesting period, which is generally four years. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services. For stock options issued to non-employees, generally for services, the estimated fair value of the options was determined using the Black-Scholes valuation model. As the non-employee fulfils the terms of the option relating to the continued service to the Company, the Company revalues the remaining unvested options, with the changes in fair value from period to period being recognized through compensation expense.

     The Company’s stock option activity is as follows (in thousands, except per share amounts):

	Options Outstanding
	and Exercisable
		Weighted Average
	Number of	Exercise Price per
	Shares	Share
Options granted	13	$0.15

Balances at December 31, 1996	13	0.15
Options granted	159	0.21
Options exercised	(10)	0.15
Options canceled	(89)	0.15

Balances at December 31, 1997	73	0.28
Options granted	85	0.51
Options canceled	(5)	0.50

Balances at December 31, 1998	153	0.40
Options granted	77	0.60
Options exercised	(2)	0.45
Options canceled	(3)	0.47

Balances at December 31, 1999	225	0.47
Options granted	213	1.08
Options exercised	(10)	0.21
Options canceled	(6)	0.60
Options expired	(1)	0.60

Balances at December 31, 2000	421	0.78
Options granted	258	1.20
Options exercised	(365)	0.88
Options canceled	(69)	0.66
Options expired	(34)	0.71

Balances at December 31, 2001	211	1.18
Options granted	396	1.49
Options exercised	(171)	1.19
Options canceled	(39)	1.21
Options expired	(2)	1.20

Balances at December 31, 2002	395	1.48
Options granted	767	4.28
Options exercised	(99)	1.79
Options canceled	(99)	1.95
Options expired	(2)	1.73

Balances at December 31, 2003	962	3.66

     Additional information regarding stock options outstanding under the Company’s stock option plans as of December 31, 2003 is as follows (in thousands, except per share data):

	Options Outstanding			Options Vested
		Weighted/Average	Weighted		Weighted
		Remaining	average		average
	Number	Contractual	exercise	Number	exercise
Exercise Price	Outstanding	Life/yrs	price	Vested	price
$0.45	3	4.2	$0.45	3	$0.45
$1.20	131	8.0	$1.20	58	$1.20
$1.80	259	9.1	$1.80	75	$1.80
$2.70	320	9.6	$2.70	25	$2.70
$2.97	100	9.6	$2.97	8	$2.97
$4.50	16	9.8	$4.50	0	$4.50
$9.00 - $12.60	133	9.9	$12.46	4	$12.60

	962		$3.66	173	$1.97

2003 Employee Stock Purchase Plan

     The 2003 Employee Stock Purchase Plan (the “purchase plan”) was adopted in August 2003 and became effective upon the closing of the initial public offering. The Board of Directors may suspend or terminate the purchase plan at any time. Unless terminated earlier, the purchase plan shall terminate at the time that all of the shares of common stock reserved for issuance under the plan have been issued under the terms of the plan. The purchase plan provides for the issuance of 100,000 shares of common stock under the plan. Authorized shares shall be increased on the first day of the Company’s fiscal year, from 2004 until 2023, by the lesser of 166,666 shares or 1.5% of the number of shares of common stock outstanding on that date, however, the Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. As of December 31, 2003, no shares of common stock had been purchased under the purchase plan. The shares reserved under the purchase plan were increased by 166,666 on January 1, 2004 in accordance with the terms of the plan as noted above.

     The purchase plan permits employees to purchase the Company’s common stock through payroll deductions of up to 15% of the participant’s earnings, or through a single lump sum cash payment in the case of the first offering period, subject to a maximum annual contribution of $25,000. The first offering began on the effective date of the initial public offering and will be approximately 24 months in duration with purchases occurring every six months. The purchase plan contains successive six-month offering periods and the price of common stock purchased under the purchase plan is equal to the lower of 85% of the fair market value of a share of our common stock at the beginning of the offering period or at the end of the offering period. There were no participant withholdings for the purchase plan as of December 31, 2003.

401(k) Savings Plan

     On January 1, 1998, the Company began a 401(k) savings plan (the “401(k) plan”). The 401(k) plan is a defined contribution plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. All full-time employees of the company are eligible to participate pursuant to the terms of the 401(k) plan. Contributions by the Company are discretionary and the Company has made no contributions for all periods presented.

NOTE 10 — INCOME TAXES:

     As of December 31, 2003, the Company has federal net operating loss carryforwards of approximately $58,870,000, which expire beginning in the year 2011, if not utilized. The Company has state net operating losses carryforwards of approximately $5,321,000 which expire beginning in 2004, if not utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $1,546,000 and $1,585,000, respectively. The federal research and development tax credits will begin to expire in the year 2011 and state research and development tax credits have no expiration date.

     Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to an ownership change as provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2002	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,400	$20,327
Capitalized research	1,400	2,898
Research credits	1,700	2,656
Other	370	584

Total deferred tax assets	15,870	26,465
Valuation allowance	(15,870)	(26,465)

Net deferred tax assets	$—	$—

     Realization of deferred tax assets is dependent upon future earnings. Management believes that, given the Company’s historical cumulative losses and the uncertainty regarding future profitability, it is more likely than not that the deferred tax assets will not be utilized. Accordingly, a full valuation allowance has been recorded for all periods presented. The change in the valuation allowance was $4,100,000, $8,170,000 and $10,595,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     The effective tax rate of 0% in all periods presented differs from the applicable U.S. statutory federal income tax rate primarily as a result of the full valuation allowance.

NOTE 11—QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2003. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments necessary to present fairly the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2003
Net loss attributable to common stockholders	(5,134)	(24,941)	(10,495)	(8,300)
Net loss per share attributable to common stockholders, basic and diluted	(2.89)	(13.74)	(5.62)	(0.89)
2002
Net loss attributable to common stockholders	(4,296)	(5,377)	(5,110)	(5,081)
Net loss per share attributable to common stockholders, basic and diluted	(2.57)	(3.16)	(2.96)	(2.92)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures Based on their evaluation as of as of the end of the period covered by this Annual Report, our principal executive officer, who is also our principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (1) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness and (2) provide reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act, including information regarding its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified by the SEC.

     Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

     Limitations on the effectiveness of controls. Our management, including our chief executive officer/acting chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer/acting chief financial officer has concluded, based on his evaluation, that our disclosure controls and procedures were sufficiently effective as of December 31, 2003 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item concerning the Company’s directors will be contained under the captions “Election of Class I Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Genitope’ definitive proxy statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2003 (the “Proxy Statement”), and is hereby incorporated by reference thereto. Certain information required by this item concerning the Company’s executive officers is contained in this Annual Report on Form 10-K under Item 1. Business- Executive Officers of the Registrant. Certain additional information required by this item concerning the Company’s executive officers will be contained under the captions “Executive Officers and Key Employees,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is hereby incorporated by reference thereto.

Information concerning our code of ethics is contained in this Annual Report on Form 10-K under Item 1. Business –Available Information.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be contained in the Proxy Statement under the caption “Executive Compensation,” and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be contained in the Proxy Statement under the caption “Certain Transactions,” and is hereby incorporated by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the Proxy Statement under the caption “Auditors’ Fees,” and is hereby incorporated by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are being filed as part of this report:

(1) The following financial statements of the Company and the Report of the Independent Auditors are included in Part II, Item 8:

(2) All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

(3) The items listed on the Index to Exhibits on pages 68 through 69 are incorporated herein by reference.

     (b) Reports on Form 8-K.

On December 12, 2003, the Company issued a press release announcing the Company’s third quarter financial results for the period ended September 30, 2003. A copy of the press release was attached as Exhibit 99.1 to a current report on Form 8-K filed on December 12, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on March 26, 2004.

GENITOPE CORPORATION
By:	/s/ Dan W. Denney Jr.
Dan W. Denney Jr.
Chief Executive Officer

     Know All Persons by these Presents, that each person whose signature appears below constitutes and appoints Dan W. Denney Jr. his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dan W. Denney Jr. Dan W. Denney Jr., Ph.D.	Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 26, 2004

/s/ Gregory Ennis Gregory Ennis	Director	March 26, 2004

/s/ Stanford Finney Stanford Finney	Director	March 26, 2004

/s/ Gordon D. Denney Gordon D. Denney	Director	March 26, 2004

/s/ William A. Hasler William A. Hasler	Director	March 26, 2004

/s/ Nicholas J. Simon III Nicholas J. Simon III	Director	March 26, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Genitope Corporation. (1)

3.2	Amended and Restated Bylaws of Genitope Corporation (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Investor Rights Agreement, dated August 29, 2003, by and among Registrant and certain investors named therein. (1)

4.3	Warrant, dated July 19, 1999, between the Registrant and Silicon Valley Bank. (1)

4.4	Series F Warrant, dated August 29, 2003, between the Registrant and Stanford C. Finney. (1)

10.1	Form of Indemnity Agreement entered into by Registrant with each of its directors and certain executive officers. (1)

10.2	Employment Agreement, dated January 21, 2002, between the Registrant and Fred Kurland. (1)

10.3*	1996 Stock Option Plan and form of related agreements. (1)

10.4*	2003 Equity Incentive Plan and Form of Stock Option Agreement under the 2003 Equity Incentive Plan. (1)

10.5*	2003 Non-Employee Directors’ Stock Option Plan and Form of Nonstatutory Stock Option Agreement under the 2003 Non-Employee Directors’ Stock Option Plan. (1)

10.6*	2003 Employee Stock Purchase Plan and Form of 2003 Employee Stock Purchase Plan Offering. (1)

10.7	Sublease, dated August 3, 1999, between Regen Biologics, Inc. and the Registrant. (1)

10.8	Second Amendment to Sublease, dated October 1, 2000, between Regen Biologics, Inc. and the Registrant. (1)

10.9	Third Amendment to Sublease, dated May 16, 2003, between Regen Biologics, Inc. and the Registrant. (1)

10.10	Lease, dated April 10, 1996, between Metropolitan Life Insurance Company and Regen Biologics, Inc. (1)

10.11	Sublease, dated July 7, 2001, between Openwave Systems, Inc. and the Registrant. (1)

10.12	First Amendment to Sublease, dated January 1, 2003, between Openwave Systems, Inc. and the Registrant. (1)

10.13	Lease, dated January 21, 2000, between Phone.com, Inc. and Metropolitan Life Insurance Company. (1)

10.14	Sublease, dated as of June 22, 1997, between Genelabs Technologies, Inc. and the Registrant. (1)

10.15	Fourth Amendment to Sublease Agreement, dated November 1, 2002, between Genelabs Technologies, Inc. and the Registrant. (1)

10.16	Industrial Net Lease, dated July 29, 1986, between Lincoln Property Company N.C., Inc. and Genelabs Technologies, Inc. (1)

10.17**	Supply Agreement, dated December 9, 1998, between the Registrant and biosyn Arzneimittel GmbH, and Amendment to Supply Agreement, dated March 25, 2000. (1)

10.18	Loan Agreements, dated July 28, 2003, by and among the Registrant, Stanford C. Finney and Bank One, N.A., as amended by Omnibus Addendum to Promissory Notes and Related Agreements, dated August 1, 2003. (1)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

Exhibit
Number	Description
24.1	Power of Attorney (contained on signature page).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Acting Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

*	Management contract or compensatory plan.

**	Confidential treatment granted for certain omitted portions of this exhibit.

1.	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the Securities and Exchange Commission on August 6, 2003, as amended, and incorporated herein by reference.