Form 10-Q
period 2004-03-31
GENITOPE CORP
filed 2004-05-14
CIK 1028358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:

Genitope Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0436313
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

On May 12, 2004, there were 16,980,217 shares of common stock, par value $.001 per share, of Genitope Corporation outstanding.

GENITOPE CORPORATION

     FORM 10-Q
QUARTER ENDED MARCH 31, 2004

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$22,904	$29,790
Prepaid expenses and other current assets	320	388

Total current assets	23,224	30,178
Property and equipment, net	1,786	1,917
Other assets	257	257

Total assets	$25,267	$32,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,037	$2,781
Accrued and other current liabilities	844	781
Current lease obligations	26	26

Total current liabilities	2,907	3,588
Noncurrent lease obligations	13	22

Total liabilities	2,920	3,610

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; Issued and outstanding: 16,805,992 shares at March 31, 2004 and 16,819,501 shares at December 31, 2003	17	17
Notes receivable from stockholders	(48)	(48)
Deferred stock compensation	(1,914)	(2,787)
Additional paid-in capital	118,709	119,323
Deficit accumulated during the development stage	(94,417)	(87,763)

Total stockholders’ equity	22,347	28,742

Total liabilities and stockholders’ equity	$25,267	$32,352

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

			Cumulative
			Period from
			August 15, 1996
	Three Months Ended		(date of inception)
	March 31,		to March 31,
	2004	2003	2004
Operating expenses:
Research and development	$5,618	$4,337	$58,113
Sales and marketing	514	316	3,443
General and administrative	582	503	9,810

Total operating expenses	6,714	5,156	71,366

Loss from operations	(6,714)	(5,156)	(71,366)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	(3,509)
Interest expense	(1)	—	(2,980)
Interest and other income, net	61	22	1,845

Net loss	(6,654)	(5,134)	(76,010)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	(18,407)

Net loss attributable to common stockholders	$(6,654)	$(5,134)	$(94,417)

Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(2.89)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	16,762	1,779

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Cumulative
			Period from
			August 15, 1996
	Three Months Ended		(date of inception)
	March 31,		to March 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(6,654)	$(5,134)	$(76,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	176	3,830
Loss on disposal of assets	—	—	29
Stock-based compensation expense	270	249	3,994
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of the lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	45
Changes in assets and liabilities:
Prepaids and other assets	68	(24)	(410)
Accounts payable	(391)	(194)	2,037
Accrued and other current liabilities	63	225	844

Net cash used in operating activities	(6,459)	(4,702)	(59,307)

Cash flows from investing activities:
Purchase of property and equipment	(54)	(68)	(5,593)
Long term cash deposits	—	—	(167)

Net cash used in investing activities	(54)	(68)	(5,760)

Cash flows from financing activities:
Gross proceeds from issuance of convertible preferred stock	—	—	47,864
Payment of issuance costs on convertible preferred stock	—	(7)	(471)
Gross proceeds from issuance of common stock	—	—	37,619
Payment of issuance costs on common stock	(353)	—	(3,884)
Borrowings under lines of credit	—	—	8,786
Repayment of borrowings under lines of credit	—	—	(8,786)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from exercise of stock options	39	3	691
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	(50)	(1)	(84)
Proceeds from note receivable from stockholder	—	—	54
Principal payments on capital lease obligations	(9)	—	(13)

Net cash provided by (used in) financing activities	(373)	(5)	87,971

Net increase (decrease) in cash and cash equivalents	(6,886)	(4,775)	22,904
Cash and cash equivalents, beginning of period	29,790	9,422	—

Cash and cash equivalents, end of period	$22,904	$4,647	$22,904

Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Conversion of notes payable to preferred stock	$—	$—	$1,780
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Acquistion of property and equipment under capital leases	$—	$—	$52
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5

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

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Liquidity

     To date, the Company has not generated any revenues, and except for the completed initial public offering, the Company has financed its operations and internal growth almost exclusively through private placements of common and preferred stock. The Company is a development stage enterprise and has incurred significant operating losses and operating cash flow deficiencies since its inception in 1996 as the Company has devoted substantially all of its efforts to research and development activities, including clinical trials. For the three months ended March 31, 2004, the Company incurred a net loss attributable to common stockholders of $6,654,000 and negative operating cash flow of $6,459,000. As of March 31, 2004, the Company had an accumulated deficit of $94,417,000. The accumulated deficit resulted principally from the Company’s research and development activities associated with MyVax, including its pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with the Company’s preferred stock financings. The accumulated deficit includes a non-cash dividend of $18,407,000 related to the Company’s preferred stock financings in April and May of 2003, a non-cash charge of $3,509,000 associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in April 2003 and $771,000 of non-cash interest expense relating to the amortization of the discount on the convertible notes, and non-cash interest expense of $1,933,000 associated with warrants issued to the guarantor of the Company’s two line of credit facilities. The Company has repaid all outstanding borrowings under these facilities, and in November 2003, the Company terminated both facilities. As of March 31, 2004, the Company had cash and cash equivalents of $22,904,000.

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

     Management believes that its current cash resources, together with the interest thereon, will provide the Company with sufficient financial resource for at least the next twelve months from March 31, 2004. The Company estimates that it will need to raise additional funds in order to commercialize MyVax, including the completion of the construction and qualification of a commercial scale manufacturing facility, if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. Even if the Company achieves positive interim results in its pivotal Phase 3 clinical trial and receives regulatory approval for MyVax, including regulatory approval of a commercial scale manufacturing facility, the Company will not have product revenue until 2006, at the earliest. Until the Company can generate a sufficient amount of product revenue, if ever, the Company expects to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or its commercialization efforts. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

     All stock compensation is amortized and expensed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, an accelerated vesting model. Amortization of stock-based compensation for employees and non-employees is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Amortization of stock-based compensation:
Research and development	$275	$134
Sales and marketing	46	27
General and administration	(51)	88

	$270	$249

     Prior to the closing of the Company’s initial public offering, the fair value of options was computed using the minimum value method. Following the offering, the value of each option has been estimated using the Black-Scholes Model. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, the Company’s net loss would have been increased to the amounts below (in thousands, except per share data).

	Three Months Ended
	March 31,
	2004	2003
Net loss attributable to common stockholders, as reported	(6,654)	(5,134)
Add: Employee stock-based compensation included in reported net earnings	270	249
Deduct: Employee total stock-based compensation determined under fair value method	(578)	(242)

Adjusted net loss attributable to common stockholders	$(6,962)	$(5,127)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.40)	$(2.89)

Adjusted	$(0.42)	$(2.88)

     The resulting effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders is not likely to be representative of the effects on net loss attributable to common stockholders and net loss per share attributable to common stockholders in future periods, due to subsequent periods including additional grants and periods of vesting.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes Model. All unvested shares are marked to market until such options vest.

Comprehensive loss

     The Company has adopted the provisions of SFAS No. 130, “Comprehensive Income.” SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general purpose financial statements. For all periods presented, there were no differences between net loss and comprehensive loss.

NOTE 2 — NET LOSS PER SHARE:

     Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase. Diluted net loss per share attributable to common stockholders should give effect to the dilutive effect of potential issuances of common stock consisting of stock options, warrants, common stock subject to repurchase and convertible preferred stock. However, all dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Net loss attributable to common stockholders	$(6,654)	$(5,134)

Denominator:
Weighted average common shares outstanding	16,820	1,913
Less: Weighted average unvested common shares subject to repurchase	(58)	(134)

Denominator for basic and diluted calculations	16,762	1,779

Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(2.89)

     The following outstanding stock options and warrants, common stock subject to repurchase and convertible preferred stock (on an as-if-converted basis) were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	As of March 31,
	2004	2003
Shares issuable upon exercise of stock options	970	409
Shares issuable upon exercise of warrants	270	30
Common stock subject to repurchase	32	113
Shares issuable upon conversion of convertible preferred stock	—	6,810

	1,272	7,362

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

     To date, we have not generated any revenues, and except for our completed initial public offering, we have financed our operations and internal growth almost exclusively through private placements of common and preferred stock. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2004, we had an accumulated deficit of $94.4 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Our accumulated deficit includes a non-cash dividend of $18.4 million related to our preferred stock financings in April and May of 2003, a non-cash charge of $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in April 2003 and $771,000 of non-cash interest expense relating to the amortization of the discount on the convertible notes, and non-cash interest expense of $1.9 million associated with the amortization of warrants issued to the guarantor of our lines of credit. We have repaid all outstanding borrowings under these facilities, and in November 2003, we terminated both facilities. As of March 31, 2004, we had cash and cash equivalents of $22.9 million.

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

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources to reach the first interim analysis of our pivotal Phase 3 trial, which we anticipate will occur in approximately the second quarter of 2005. We estimate that we will need to raise additional funds in an anticipated amount of approximately $100 million in order to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL and to lease and complete the construction and qualification of a commercial scale manufacturing facility. A commercial scale manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.

     Research and development expenses represented approximately 84% of our total operating expenses for the quarter ended March 31, 2004 and 84% of our total operating expenses for the quarter ended March 31, 2003. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs of developing our manufacturing process.

     In the fourth quarter of 2000, we commenced a pivotal Phase 3 clinical trial for MyVax for the treatment of follicular B-cell NHL.

We completed patient registration, the process during which a patient is screened and a biopsy is taken to determine whether the patient is eligible to participate in the clinical trial, in April 2004. We currently anticipate that the two planned interim analyses of the clinical trial will be initiated in approximately in the second quarter of 2005 and the second quarter of 2006, with the detailed follow-up period of the clinical trial scheduled to conclude in the fourth quarter of 2007. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were $5.6 million for the quarter ended March 31, 2004 and $4.3 million for the quarter ended March 31, 2003. From inception through March 31, 2004, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $58.1 million.

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

     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of MyVax or the date of completion of these development efforts. We do not anticipate that we will generate any revenues until 2006, at the earliest, and we cannot reasonably estimate when we may have material net cash inflows from sales of MyVax, if ever. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing MyVax, including:

•	the conduct of our ongoing pivotal Phase 3 clinical trial for MyVax, including enrollment, maybe slower than we currently anticipate;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the interim analyses of our pivotal Phase 3 clinical trial;

•	the uncertainty of clinical trial results;

•	extensive governmental regulation, both foreign and domestic, for approval of new therapies; and

•	the uncertainty related to the completion of construction and qualification of a commercial scale manufacturing facility.

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

Results of Operations

Comparison of Three Month Periods Ended March 31, 2004 and March 31, 2003

     Research and Development. Research and development expenses increased 30% to $5.6 million for the three months ended March 31, 2004 from $4.3 million for the three months ended March 31, 2003. Research and development expenses which represented 84% of the total operating expenses increased over the prior year due primarily to higher staffing levels, of which $486,000 of the increase was for manufacturing and quality assurance and control personnel, and increases in clinical trial costs of $472,000 associated with our lead product MyVax Personalized Immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma. Additionally, non-cash stock-based compensation expense increased by $141,000. We expect to devote substantial resources to research and development in future periods as we continue our development of MyVax for the treatment of B-cell NHL.

     Sales and Marketing. Sales and marketing expenses increased 63% to $514,000 for the three months ended March 31, 2004, from $316,000 for the three months ended March 31, 2003. The increase in sales and marketing expenses over the prior year was primarily due to increased product advocacy costs of $187,000 related to clinical trial support and awareness. We expect sales and marketing spending in 2004 to be in line with or slightly higher than the prior year.

     General and Administrative. General and administrative expenses increased 16% to $582,000 for the three months ended March 31, 2004, from $503,000 for the three months ended March 31, 2003. General and administrative expenses in the first quarter of 2004 reflect increased costs of $195,000 associated with being a public company. These increases were partially offset by a decrease of $139,000 in non-cash stock-based compensation expense for the cancellation of stock options, primarily for the former chief financial officer and vice president of human resources. We expect our general and administrative expenses to increase slightly in 2004 over the prior year as a result of the additional administrative and infrastructure costs associated with being a public company, including costs associated with implementing procedures for compliance with the requirements of the Sarbanes-Oxley Act.

     Interest and Other Income, Net. Interest income for the three months ended March 31, 2004 was $61,000 compared to $22,000 in the three months ended March 31, 2003. The increase was primarily due to higher average cash balances during the quarter compared to the prior year.

Liquidity and Capital Resources

     We have not generated any revenues, and except for our completed initial public offering, we have financed our operations and internal growth almost exclusively through private placements of preferred stock and have incurred significant losses since our inception in 1996. As of March 31, 2004, we had an accumulated deficit of $94.4 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of $18.4 million related to our preferred stock financings in April and May 2003. Also, our accumulated deficit includes a non-cash charge of $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in April 2003 and $771,000 of non-cash interest expense relating to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through March 31, 2004, we had amortized and expensed non-cash stock-based compensation of $4.0 million.

     At March 31, 2004, we had cash and cash equivalents of $22.9 million, compared to $29.8 million at December 31, 2003.

     Net cash used in operating activities was $6.5 million for the quarter ended March 31, 2004 and $4.7 million for the quarter ended March 31, 2003. The use of cash in operations was primarily for our continued research and development activities associated with MyVax for the treatment of B-cell NHL.

     Net cash used in investing activities was $54,000 for the three months ended March 31, 2004 and $68,000 for the three months ended March 31, 2003. Capital expenditures consisted of purchases of equipment and leasehold improvements to our facilities.

     Net cash used in financing activities was $373,000 for the three months ended March 31, 2004 and $5,000 for the three months ended March 31, 2003. The net cash used in financing activities in the first quarter of 2004 was primarily issuance costs associated with the sale of common stock in our initial public offering.

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

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources to reach the first interim analysis of our pivotal Phase 3 trial, which we anticipate will occur in approximately the second quarter of 2005. We estimate that we will need to raise additional funds in an anticipated amount of approximately $100 million in order to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL and to lease and complete the construction and qualification of a commercial scale manufacturing facility. A commercial scale manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.

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

     We expect to begin spending for a commercial scale manufacturing facility in 2004. We estimate that the total cost of the facility will be between $50.0 million and $60.0 million. We anticipate seeking additional funding for the completion of construction and qualification of a commercial scale manufacturing facility. We anticipate that we will need to raise approximately $100 million in addition to the proceeds from our initial public offering to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL and to lease and complete the construction and qualification of a commercial scale manufacturing facility. A commercial scale manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.

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

     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. Net losses were $48.9 million in 2003, $19.9 million in 2002 and $9.8 million in 2001. As of March 31, 2004, we had an accumulated deficit of $94.4 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the construction and qualification of a commercial scale manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

     We do not anticipate that we will generate revenues until 2006, at the earliest. We do not anticipate that we will achieve profitability for at least several years after generating revenues. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

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

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources to reach the first interim analysis of our pivotal Phase 3 trial, which we anticipate will occur in approximately the second quarter of 2005. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We estimate that we will need to raise additional funds in an anticipated amount of approximately $100 million in order to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL and to lease and complete the construction and qualification of a commercial scale manufacturing facility. A commercial scale manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and cost of our clinical trials and other research and development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the cost and timing of leasing and completing the construction of a commercial scale manufacturing facility;

•	the costs and timing of regulatory approval;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

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

     To receive regulatory approval for the commercial sale of MyVax, or any other immunotherapies that we may develop, we must conduct, at our own expense, extensive clinical trials to demonstrate safety and efficacy in humans. Clinical testing is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of MyVax, or any other immunotherapies that we may develop, including the following:

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing;

•	the conduct of our ongoing pivotal Phase 3 clinical trial for MyVax, including enrollment, may be slower than we currently anticipate;

•	safety and efficacy results attained in our pivotal Phase 3 clinical trial for MyVax may be less positive than the results obtained in our Phase 2 clinical trials for MyVax;

•	costs of our clinical trials may be greater than we currently anticipate;

•	after reviewing test results, we may abandon projects that we might have previously believed to be promising;

•	we, or regulators, may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and

•	the effects of MyVax, or any other immunotherapies that we may develop, on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use if approved.

     Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, positive time to disease progression results in small scale Phase 2 clinical trials are not necessarily indicative of the time to disease progression results in larger Phase 3 clinical trials. Moreover, all clinical data reported from time to time prior to the release of final results of a trial regarding time to disease progression is not fully audited and has been taken from databases that have not been fully reconciled against medical records kept at the clinical sites or that may not include the most current information on patient disease progressions. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. The data collected from our clinical trials may not be sufficient to support regulatory approval of MyVax, or any other immunotherapies that we may develop. We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Our failure to adequately demonstrate the safety and efficacy of MyVax, or any other immunotherapies that we may develop, will prevent receipt of regulatory approval and, ultimately, commercialization of MyVax, or any other immunotherapies that we may develop. Furthermore, because we have devoted most of our resources to the development of MyVax, our lead product candidate, we are dependent on its success.

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

     Our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL is being conducted at 34 treatment centers in the United States and Canada. We do not have the ability to independently conduct clinical trials for MyVax, or any other immunotherapies that we may develop, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third-party couriers to transport patient tissue samples and MyVax. If any of our relationships with these contract research organizations, medical institutions, clinical investigators, contract laboratories or third-party couriers terminate, we believe that we would be able to enter into arrangements with alternative third parties. If certain of these third parties, such as medical institutions, clinical investigators or contract laboratories, do not successfully carry out their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize MyVax, or any other immunotherapies that we may develop.

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

     In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies. To date, we have elected not to seek licenses for these patents because, among other reasons, we believe that our pre-commercialization activities fall within the scope of an available exemption. In addition, we do not believe that we will be required to seek any licenses upon completion of our pre-commercialization activities. For more information, please refer to the section entitled “Business — Intellectual Property” in our Annual Report on Form 10-K filed with Securities and Exchange Commission on March 26, 2004. We may be exposed to future litigation by the companies holding these patents or other third parties based on claims that MyVax, or any other immunotherapies that we may develop, or the methods we employ to manufacture them, infringe their intellectual property rights. Our ability to manufacture and commercialize MyVax, or any other immunotherapies that we may develop, may depend on our ability to demonstrate that MyVax, or any other immunotherapies that we may develop, and our manufacturing processes do not infringe third-party patents. If these patents were found to cover MyVax, or any other immunotherapies that we may develop, or our manufacturing process, we could be required to pay damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtained a license. A license may not be available to us on acceptable terms in the future, if at all.

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

     Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of MyVax, or any other immunotherapies that we may develop, and the methods we employ to manufacture them, as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

     As of April 30, 2004, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.

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

We are subject to extensive regulation, which can be costly and time consuming and could subject us to unanticipated delays or prevent us from obtaining the required approvals to commercialize MyVax, or any other immunotherapies that we may develop.

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

     Before we can begin to commercially manufacture MyVax, we must obtain regulatory approval from the FDA for our manufacturing facility and process. In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before MyVax can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with the current Good Manufacturing Practices, or cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell MyVax, or any other immunotherapies that we may develop.

     We are currently manufacturing the necessary quantities of MyVax for our clinical trials at our existing facility in Redwood City, California. Our manufacturing facility is currently subject to licensing requirements of the California Department of Health Services, and we have applied for a license. Our facility is subject to inspection by the FDA as well as by the California Department of Health Services at any time. Failure to obtain and maintain a license from the California Department of Health Services or to meet the inspection criteria of the FDA and the California Department of Health Services would disrupt our manufacturing processes and would harm our business. If an inspection by the FDA, California Department of Health Services or foreign regulatory authorities indicates that there are deficiencies, we could be required to take remedial actions, or our facility may be closed.

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

     To date, we have only manufactured MyVax in quantities necessary to support our ongoing pivotal Phase 3 clinical trial and Phase 2 clinical trials for MyVax. We have no experience in manufacturing MyVax, or any other immunotherapies, for the number of patients and at a cost that would support commercial use. In addition, since no other company has manufactured an immunotherapeutic product for commercial sale, there are no precedents from which we could learn. To commercialize MyVax, we will need to construct and qualify a commercial scale manufacturing facility that meets cGMP standards. In doing so, we may encounter problems with, among other things, controlling costs and quality control and assurance.

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

     In addition, we currently purchase specialized cell culture containers, which are critical components of our manufacturing process, from Medtronic, Inc., a single source supplier. We do not have a long-term contract with Medtronic and rely on purchase orders to obtain the necessary cell culture containers. To date, Medtronic has met our requirements for our clinical trials. There are, in general, few alternative sources of supply for this product.

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

     Many patients will not be capable of paying for MyVax, or any other immunotherapies that we may develop, themselves and will rely on third-party payors to pay for their medical needs. A primary current trend in the United States health care industry is toward cost containment. Large private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use MyVax, or any other immunotherapies that we may develop. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. We have not determined the full impact of this new law on our business; however, we believe that legislation that could limit reimbursement for MyVax, or any other immunotherapies that we may develop, could adversely impact how much or under what circumstances healthcare providers would prescribe or administer our products, and could decrease the price we might establish for MyVax, or any other immunotherapies that we may develop, which would result in lower product revenues. Other cost-control initiatives could also decrease the price we might establish for MyVax, or any other immunotherapies that we may develop, which would also result in lower product revenues. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for MyVax, or any other immunotherapies that we may develop, our revenue and prospects for profitability will suffer.

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

     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax. Currently, we do not have employment agreements with any members of senior management. As of April 30, 2004, Dr. Denney owned 1,258,500 shares of our common stock that are not subject to any vesting and an option to purchase 100,000 shares of our common stock, which will vest over four years. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.

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

     Several companies, such as Corixa Corporation, Biogen Idec Inc. and Immunomedics, Inc., are involved in the development of passive immunotherapies for the treatment of NHL. Various products are currently marketed for treatment of NHL. Rituxan, a passive immunotherapy co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the treatment of relapsed or refractory, low grade B-cell NHL. In addition, Biogen Idec Inc. has received FDA approval for marketing its passive radioimmunotherapy product, Zevalin, and GlaxoSmithKline Plc and Corixa Corporation received FDA approval for marketing their version of passive radioimmunotherapy product, Bexxar, for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL. For more information, please refer to the section entitled “Business — MyVax Personalized Immunotherapy” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

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

     As of April 30, 2004, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 37.7% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Future sales of our common or preferred stock could lower the market price of our common stock.

     Sales of substantial amounts of shares in the public market could harm the market price of our common stock. As of April 30, 2004, we had 16,832,447 shares of common stock outstanding. Of these shares, 8,982,278 shares are freely tradable under federal and state securities laws. Each of our directors and certain of our executive officers and stockholders, which directors, executive officers and stockholders held in the aggregate approximately 31% of our outstanding common stock as of April 30, 2004, have agreed, subject to specified exceptions, that without the prior written consent of WR Hambrecht + Co, they will not, directly or indirectly, sell, offer, contract to sell, transfer the economic risk of ownership in, make any short sale, pledge or otherwise dispose of any shares of our capital stock or any securities convertible into or exchangeable or exercisable for or any other rights to purchase or acquire our capital stock for a period ending on the earlier of: (1) July 31, 2004 if we have not entered into an underwriting agreement for the sale of shares of common stock in a public offering, (2) the date on which such underwriting agreement is terminated, (3) the date such directors, executive officers and stockholders are notified by us that we do not intend to proceed with such public offering, (4) if any registration statement relating to such offering is withdrawn or (5) the 90 days following the effective date of such registration statement WR Hambrecht + Co, may, in its sole discretion, permit early release of shares subject to the lock-up agreements. All of the shares of our common stock that were outstanding as of April 30, 2004, are eligible for sale in the public market under Rules 144, 144(k) and 701, subject in some cases to volume and other limitations and the 90-day lock-up agreements described above. In addition, of the 992,696 shares issuable upon exercise of options to purchase our common stock outstanding as of April 30, 2004, approximately 375,147 shares were vested and eligible for sale as of April 30, 2004. In addition, if we propose to register any of our securities under the Securities Act either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock. In addition, holders of registration rights may require us on not more than two occasions at any time to file a registration statement under the Securities Act with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 when this form becomes available. These rights shall terminate altogether three years after the effective date of our initial public offering, and, with respect to each holder of such rights, on the date when such holder holds less than 1% of our outstanding shares of common stock and is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any 90-day period. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds of financial. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Accordingly, we believe that while the cash and cash equivalents we hold are subject to changes in the financial standing of the financial institution, we are not subject to any material risks arising from changes in interest rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments..

     In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

     Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Genitope have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of Marc 31, 2004 to provide reasonable assurance that the objectives of our disclosure control system were met

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF SECURITIES

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

(e)

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Program (2)
January 1 - 31, 2004	0	—	—	79,191
February 1 - 29, 2004	37,471	$1.20	—	36,734
March 1 - 31, 2004	2,000	$1.60	—	31,768

Total	39,471	$1.22	—

(1)	All shares were repurchased by the Company from former employees pursuant to a repurchase option granted to the Company by the employee under an early exercise stock option agreement.
(2)	All shares have been purchased pursuant to the terms of an early exercise stock option agreement and are unvested and remain subject to repurchase by the Company as of the period ending date listed above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

On March 1, 2004, the Company issued a press release announcing the Company’s fourth quarter and fiscal year 2003 financial results for the period ended December 31, 2003. A copy of the press release was attached as Exhibit 99.1 to a current report on Form 8-K filed on March 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENITOPE CORPORATION
Date: May 14, 2004	/s/ Dan W. Denney Jr.
Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2004	/s/ John Vuko
John Vuko
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2*	Amended and Restated Bylaws of Genitope Corporation

4.1**	Specimen Common Stock Certificate.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1***	Certification by the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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