Form 10-Q
period 2004-06-30
GENITOPE CORP
filed 2004-08-13
CIK 1028358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of July 28, 2004, 23,869,340 shares of common stock of Genitope Corporation were outstanding.

GENITOPE CORPORATION

     The terms “Genitope,” “we,” “us” and “our” as used in this report refer to Genitope Corporation.

     Genitope, Hi-GET, our logo and MyVax are our trademarks. In addition to Hi-GET, our logo and MyVax, we have applied to register Genitope with the United States Patent and Trademark Office. Other service marks, trademarks and trade names referred to in this report, such as Rituxan, are the property of their respective owners. Genitope Corporation has no relation with Pfizer, Inc, or any of its affiliates or with Pfizer’s GENOTROPIN® products.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$60,810	$29,790
Short-term investments	11,477	—
Prepaid expenses and other current assets	374	388

Total current assets	72,661	30,178
Property and equipment, net	1,682	1,917
Other assets	257	257

Total assets	$74,600	$32,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,650	$2,781
Accrued and other current liabilities	1,005	781
Current lease obligations	26	26

Total current liabilities	2,681	3,588
Noncurrent lease obligations	9	22

Total liabilities	2,690	3,610

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; Issued and outstanding: 23,867,927 shares at June 30, 2004 and 16,819,501 shares at December 31, 2003	24	17
Additional paid-in capital	174,583	119,323
Notes receivable from stockholders	(48)	(48)
Deferred stock compensation	(1,436)	(2,787)
Accumulated other comprehensive loss	(17)	—
Deficit accumulated during the development stage	(101,196)	(87,763)

Total stockholders’ equity	71,910	28,742

Total liabilities and stockholders’ equity	$74,600	$32,352

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from August 15, 1996 (date of inception) to June 30,
	2004	2003	2004	2003	2004
Operating expenses:
Research and development	$5,542	$4,678	$11,160	$8,810	$63,656
Sales and marketing	419	321	933	599	3,863
General and administrative	913	719	1,495	1,465	10,722

Total operating expenses	6,874	5,718	13,588	10,874	78,241

Loss from operations	(6,874)	(5,718)	(13,588)	(10,874)	(78,241)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	—	(3,509)
Interest expense	(1)	(836)	(2)	(836)	(2,980)
Interest and other income, net	96	20	157	42	1,941

Net loss	(6,779)	(6,534)	(13,433)	(11,668)	(82,789)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	(18,407)	—	(18,407)	(18,407)

Net loss attributable to common stockholders	$(6,779)	$(24,941)	$(13,433)	$(30,075)	$(101,196)

Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(13.74)	$(0.76)	$(16.73)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	18,562	1,815	17,789	1,798

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,		Cumulative Period from August 15, 1996 (date of inception) to June 30,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(13,433)	$(11,668)	$(82,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373	352	4,018
Loss on disposal of assets	—	—	29
Stock-based compensation expense	698	452	4,422
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of the lines of credit	—	771	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	31	46
Changes in assets and liabilities:
Prepaids and other current assets	14	(13)	(374)
Other assets	—	—	(90)
Accounts payable	(1,068)	87	1,530
Accrued and other current liabilities	282	280	893

Net cash used in operating activities	(13,134)	(9,708)	(65,981)

Cash flows from investing activities:
Purchase of short-term investments	(11,494)	—	(11,494)
Purchase of property and equipment	(138)	(161)	(5,677)
Long term cash deposits	—	—	(167)

Net cash used in investing activities	(11,632)	(161)	(17,338)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	2,271	47,392
Net proceeds from issuance of common stock related to initial public offering	—	—	34,088
Payment of offering costs related to initial public offering	(353)		(353)
Net proceeds from issuance of common stock related to follow-on public offering	55,936	—	55,936
Borrowings under lines of credit	—	—	8,786
Repayment of borrowings under lines of credit	—	—	(8,786)
Proceeds from issuance of convertible notes and warrants	—	4,280	6,060
Proceeds from issuance of common stock under stock plans	266	2	918
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	(50)	(4)	(84)
Proceeds from note receivable from stockholder	—	—	54
Principal payments on capital lease obligations	(13)	—	(17)

Net cash provided by financing activities	55,786	6,549	144,129

Net increase (decrease) in cash and cash equivalents	31,020	(3,320)	60,810
Cash and cash equivalents, beginning of period	29,790	9,422	—

Cash and cash equivalents, end of period	$60,810	$6,102	$60,810

Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$18,407	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$4,280	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Conversion of notes payable to preferred stock	$—	$—	$1,780
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Accrued offering costs in connection with follow on public offering	$232	$—	$232
Acquistion of property and equipment under capital leases	$—	$—	$52
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Genitope Corporation is a development stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma (“NHL”). We were incorporated in the State of Delaware on August 15, 1996 and have incurred significant losses since our inception.

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the financial statements, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in our Form 10-K filed with the Securities and Exchange Commission.

Liquidity

     To date, we have not generated any revenues, and we have financed our operations and internal growth through private placements of common and preferred stock, our line of credit facilities, our completed initial public offering in November 2003, interest income earned from our cash and cash equivalents, and most recently, our completed follow-on public offering in June 2004. We are a development stage enterprise and have incurred significant operating losses and negative operating cash flows since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. For the three and six months ended June 30, 2004, we incurred a net loss attributable to common stockholders of $6.8 million and $13.4 million, respectively, and negative operating cash flow of $13.1 million for the six months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of $101.2 million. The accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. The accumulated deficit includes a non-cash dividend of $18.4 million related to our preferred stock financings in April and May of 2003, $0.8 million of non-cash interest expense relating to the amortization of the discount on the convertible notes in April 2003, a non-cash charge of $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and non-cash interest expense of $1.9 million associated with warrants issued to the guarantor of our two line of credit facilities. We have repaid all outstanding borrowings under these facilities, and in November 2003, we terminated both facilities. As of June 30, 2004, we had cash, cash equivalents and short-term investments of $72.3 million.

     We anticipate working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will need operating funds to continue our research and development activities and clinical trials, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

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

     In November 2003, we completed our initial public offering in which we sold 4,179,860 shares of common stock, for aggregate gross proceeds of $37.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $33.7 million.

     In June 2004, we completed a follow-on offering in which we sold 7,013,646 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $59.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $55.9 million.

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources for at least the next 12 months. Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax, including regulatory approval of a commercial scale manufacturing facility, we will not have product revenue until 2006, at the earliest. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Stock-based compensation

     We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). Under APB 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the deemed fair value of our common stock and the exercise price of stock option grants to employees.

     We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” “(EITF 96-18”). The equity instruments, consisting of stock options, are valued using the Black-Scholes Model. All unvested shares are marked to market until such options vest.

     All stock compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans: an Interpretation of APB Opinions No. 15 and 25,” (“FIN 28”). We are amortizing stock compensation to expense over the period during which the periods vest, generally four years, using an accelerated vesting model consistent with FIN 28. Amortization of stock-based compensation for employees and non-employees is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Amortization of stock-based compensation:
Research and development	$269	$87	$544	$221
Sales and marketing	41	20	87	47
General and administration	118	96	67	184

	$428	$203	$698	$452

     Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

     Prior to the closing of our initial public offering, the fair value of options was computed using the minimum value method. Following the offering, the value of each option and employee purchase right has been estimated at the date of grant, using the Black-Scholes Model, assuming the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Average risk-free interest rates	2.69%	2.12%	2.70%	2.57%	1.10%	N/A	1.06%	N/A
Average expected life (in years)	4.00	4.00	4.00	4.00	0.63	N/A	0.54	N/A
Dividend yield	0%	0%	0%	0%	0%	N/A	0%	N/A
Volatility	73%	0%	78%	0%	59%	N/A	54%	N/A

     Had compensation cost for our stock-based compensation plan been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, as amended by SFAS 148, our net loss would have been increased to the amounts below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(6,779)	$(24,941)	$(13,433)	$(30,075)
Add: Employee stock-based compensation included in reported net earnings	428	167	698	400
Deduct: Employee total stock-based compensation determined under fair value method	(881)	(176)	(1,515)	(418)

Adjusted net loss attributable to common stockholders	$(7,232)	$(24,950)	$(14,250)	$(30,093)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.37)	$(13.74)	$(0.76)	$(16.73)

Adjusted	$(0.39)	$(13.75)	$(0.80)	$(16.74)

     The resulting effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to subsequent periods including additional grants and periods of vesting.

Recent accounting developments

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings per Share,” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on our results of operations.

Comprehensive loss

     Comprehensive loss is comprised of net loss and changes in unrealized gains/losses on available-for-sale securities. There were no material differences between net loss and comprehensive loss for all periods presented.

NOTE 2. NET LOSS PER SHARE

     Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase. Diluted net loss per share attributable to common stockholders should give effect to the dilutive effect of potential issuances of common stock consisting of stock options, warrants, common stock subject to repurchase and convertible preferred stock. However, all dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to our net loss.

     A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net loss attributable to common stockholders	$(6,779)	$(24,941)	$(13,433)	$(30,075)

Denominator:
Weighted average common shares outstanding	18,590	1,918	17,834	1,917
Less: Weighted average unvested common shares subject to repurchase	(28)	(103)	(45)	(119)

Denominator for basic and diluted calculations	18,562	1,815	17,789	1,798

Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(13.74)	$(0.76)	$(16.73)

     The following outstanding stock options and warrants, common stock subject to repurchase and convertible preferred stock (on an as-if-converted basis) were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	As of June 30,
	2004	2003
Shares issuable upon exercise of stock options	1,185	424
Shares issuable upon exercise of warrants	267	315
Shares issuable related to ESPP	4	—
Common stock subject to repurchase	25	95
Shares issuable upon conversion of convertible preferred stock	—	9,641
Shares issuable upon conversion of notes	—	951

	1,481	11,426

NOTE 3. SHORT-TERM INVESTMENTS

     The following is a summary of our available-for-sale securities as of June 30, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities maturing within 1 year:
Commercial paper	$4,981	$—	$(8)	$4,973
Corporate bonds	2,027	—	(3)	2,024
U.S. government and agency securities	4,484	—	(4)	4,480

	$11,492	$—	$(15)	$11,477

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

Overview

     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma (“NHL”).

     To date, we have not generated any revenues, and we have financed our operations and internal growth through private placements of common and preferred stock, our line of credit facilities, our completed initial public offering in November 2003, interest income earned from our cash and cash equivalents, and most recently, our completed follow-on public offering in June 2004. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2004, we had an accumulated deficit of $101.2 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Our accumulated deficit includes a non-cash dividend of $18.4 million related to our preferred stock financings in April and May of 2003, $0.8 million of non-cash interest expense relating to the amortization of the discount on the convertible notes in April 2003, a non-cash charge of $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003, and non-cash interest expense of $1.9 million associated with the amortization of warrants issued to the guarantor of our lines of credit. We have repaid all outstanding borrowings under these facilities, and in November 2003, we terminated both facilities. As of June 30, 2004, we had cash, cash equivalents and short-term investments of $72.3 million.

     We anticipate working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will need operating funds to continue our research and development activities and clinical trials, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

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

     In November 2003, we sold 4,179,860 shares of common stock in an initial public offering for aggregate gross proceeds of $37.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $33.7 million.

     In June 2004, we completed a follow-on offering in which we sold 7,013,646 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $59.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $55.9 million.

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources for at least the next 12 months. We estimate that we will need to raise additional funds in an anticipated amount of approximately $50 million in order to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL and to lease and complete the construction and qualification of a commercial scale manufacturing facility. A commercial scale manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.

     Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax,

including regulatory approval of a commercial scale manufacturing facility, we will not have product revenue until 2006, at the earliest. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

     In the fourth quarter of 2000, we commenced a pivotal Phase 3 clinical trial for MyVax for the treatment of follicular B-cell NHL. In April 2004, we completed patient registration, the process during which a patient is screened and a biopsy is taken to determine whether the patient is eligible to participate in the clinical trial. We currently anticipate that the two planned interim analyses of the clinical trial will be initiated in approximately in the second quarter of 2005 and the second quarter of 2006, with the detailed follow-up period of the clinical trial scheduled to conclude in the fourth quarter of 2007. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were $5.5 million and $11.2 million for the three and six months ended June 30, 2004, respectively, and $4.7 million and $8.8 million for the three and six months ended June 30, 2003, respectively. From inception through June 30, 2004, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $63.7 million.

     Drug development in the United States is a process that includes several steps defined by the Food and Drug Administration, or FDA. The FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA, together with proposed clinical protocols, manufacturing information, analytical data and other information in an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin. Clinical development typically involves three phases of study: Phase 1, 2 and 3. The most significant costs associated with clinical development are the Phase 3 clinical trials as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, a New Drug application, or NDA, or a Biologics License application, or BLA, may be filed with the FDA. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval.

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

     We expect to continue to incur net losses over the next several years as we continue our clinical development, apply for regulatory approvals, construct and qualify a commercial scale facility for the manufacture of MyVax, develop active immunotherapies for other forms of cancer such as chronic lymphocytic leukemia and T-cell NHL and potentially other kinds of cancer, establish sales and marketing and distribution capabilities and expand our operations.

Recent accounting developments

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings per Share,” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on our results of operations.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2004 and June 30, 2003

     Research and Development

     Research and development expenses represented approximately 81% of our total operating expenses for the quarter ended June 30, 2004 and 82% of our total operating expenses for the quarter ended June 30, 2003. For the six months ended June 30, 2004 and 2003, research and development expenses represented approximately 82% and 81% of our total operating expenses, respectively. Research and development expenses primarily consist of personnel costs related to our development activities and clinical trial preparations, clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs of developing our manufacturing process.

     Research and development expenses increased 18% to $5.5 million for the three months ended June 30, 2004 from $4.7 million for the three months ended June 30, 2003. Research and development expenses increased over the prior year due primarily to higher staffing levels, of which $0.5 million was related to manufacturing and quality assurance and control personnel and recruiting costs. In addition, clinical trial costs associated with our lead product MyVax Personalized Immunotherapy for the treatment of B-cell NHL increased by $0.2 million, and non-cash stock-based compensation expense increased by $0.2 million. We expect to devote substantial resources to research and development in future periods as we continue our development of MyVax for the treatment of B-cell NHL and expect our research and development expenditures to increase during the remainder of 2004 and subsequent years. Many factors can affect the cost and timing of our trials including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our trials. In addition, the development of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of further development and approval of our products.

     Sales and Marketing

     Sales and marketing expenses primarily consist of personnel costs and outside marketing activities related to product support and awareness.

     Sales and marketing expenses increased 31% to $0.4 million for the three months ended June 30, 2004, from $0.3 million for the three months ended June 30, 2003. The increase in sales and marketing expenses over the prior year was primarily due to initiation of commercialization planning projects for MyVax. We expect sales and marketing spending to increase during the remainder of 2004 and subsequent years.

     General and Administrative

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.

     General and administrative expenses increased 27% to $0.9 million for the three months ended June 30, 2004, from $0.7 million for the three months ended June 30, 2003. The increase was primarily attributable to legal and professional fees and corporate insurance costs to support the organizational growth and responsibilities of being a public company. We expect our general and administrative expenses to increase during the remainder of 2004 over the prior year as a result of the additional administrative and infrastructure costs associated with being a public company, including costs associated with implementing procedures for compliance with the requirements of the Sarbanes-Oxley Act.

     Interest Expense

     Interest expense for the three months ended June 30, 2004 was $1,000 compared to interest expense of $0.8 million for the three months ended June 30, 2003. During the three month period ended June 30, 2003, we recorded interest expense of $0.8 million related to the amortization of the discount on our convertible notes and $65,000 related to the stated interest on the convertible notes. No such charges were recorded during the corresponding period in 2004. Interest expense for the three months ended June 30, 2004 was related to expense incurred for our capital lease obligations.

     Interest and Other Income, Net

     Interest and other income, net for the three months ended June 30, 2004 was $96,000 compared to $20,000 for the three months ended June 30, 2003. The increase was due to interest on higher average cash balances as a result of the cash proceeds received from our completed initial public offering in November 2003 and our completed follow-on public offering in June 2004.

     Dividend Related to Issuance of Convertible Preferred Shares and the Beneficial Conversion Feature of Preferred Stock

     We recorded a non-cash dividend of $18.4 million related to the issuance of convertible preferred shares and the beneficial conversion feature of preferred stock for the three months ended June 30, 2003. No such charge was recorded during the corresponding period in 2004.

Comparison of Six Month Periods Ended June 30, 2004 and June 30, 2003

     Research and Development

     Research and development expenses increased 27% to $11.2 million for the six months ended June 30, 2004, from $8.8 million for the six months ended June 30, 2003. Research and development expenses increased over the prior year due primarily to higher staffing costs, of which $0.9 million was related to manufacturing and quality assurance and control personnel, and $0.2 million was related to recruitment fees. In addition, clinical trial costs associated with our lead product MyVax Personalized Immunotherapy for the treatment of B-cell non-Hodgkin’s lymphoma increased $0.7 million, and non-cash stock-based compensation expense increased $0.3 million.

     Sales and Marketing

     Sales and marketing expenses increased 56% to $0.9 million for the six months ended June 30, 2004, from $0.6 million for the six months ended June 30, 2003. The increase in sales and marketing expenses over the prior year was primarily due to increased product advocacy costs related to clinical trial support and awareness and initiation of commercialization planning projects for MyVax of $0.3 million and non-cash stock-based compensation expense of $40,000.

     General and Administrative

     General and administrative expense was $1.5 million for both the six months ended June 30, 2004, and for the six months ended June 30, 2003. During the six months ended June 30, 2004, as compared to the prior year, we had an increase in legal, accounting and professional fees and corporate insurance costs related to supporting the organizational growth and responsibilities of being a public company which was offset by decreases related to non-cash stock-based compensation expense for the cancellation of stock options and general office expenses.

     Interest Expense

     Interest expense for the six months ended June 30, 2004 was $2,000, compared to interest expense of $0.8 million in the six months ended June 30, 2003. During the six month period ended June 30, 2003, we recorded interest expense of $0.8 million related to the amortization of the discount on our convertible notes and $65,000 related to the stated interest on the convertible notes. No such charges were recorded during the corresponding period in 2004. Interest expense for the six months ended June 30, 2004 was related to expense incurred for our capital lease obligations.

     Interest and Other Income, Net

     Interest and other income, net for the six months ended June 30, 2004 was $0.2 million, compared to $42,000 for the six months ended June 30, 2003. The increase in interest and other income was due to interest on higher average cash balances as a result of the cash proceeds received from our completed initial public offering in November 2003 and our completed follow-on public offering in June 2004.

     Dividend Related to Issuance of Convertible Preferred Shares and the Beneficial Conversion Feature of Preferred Stock

     We recorded a non-cash dividend of $18.4 million related to the issuance of convertible preferred shares and the beneficial conversion feature of preferred stock for the three months ended June 30, 2003. No such charge was recorded during the corresponding period in 2004.

Liquidity and Capital Resources

     At June 30, 2004, we had cash, cash equivalents and short-term investments of $72.3 million, compared to $29.8 million at December 31, 2003.

     We have not generated any revenues, and we have financed our operations and internal growth through private placements of common and preferred stock, our line of credit facilities, our completed initial public offering in November 2003, interest income earned from our cash and cash equivalents and our recently completed follow-on public offering in June 2004, and have incurred significant losses since our inception in 1996. As of June 30, 2004, we had an accumulated deficit of $101.2 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of $18.4 million related to our preferred stock financings in April and May 2003. Also, our accumulated deficit includes a non-cash charge of $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in April 2003 and $0.8 million of non-cash interest expense relating to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through June 30, 2004, we had amortized and expensed non-cash stock-based compensation of $4.4 million.

     Net cash used in operating activities was $13.1 million for the six months ended June 30, 2004 and $9.7 million for the six months ended June 30, 2003. The increased use of cash in operations for the six months ended June 30, 2004, as compared to the same period in 2003, was primarily due to our continued research and development activities associated with MyVax for the treatment of B-cell NHL and a decrease in accounts payable, which was primarily due to the timing of payments to our vendors.

     Net cash used in investing activities was $11.6 million for the six months ended June 30, 2004 and $0.2 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, we purchased $11.5 million of short-term investments. Capital expenditures, consisting of purchases of equipment and leasehold improvements to our facilities, were $0.1 million and $0.2 million for the six months ended June 30, 2004 and 2003, respectively. In the future, net cash used by investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of short-term investments.

     Net cash provided by financing activities was $55.8 million for the six months ended June 30, 2004 and $6.5 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, we completed a follow-on public offering, in which we sold 7,013,646 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $59.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $55.9 million. We also received approximately $0.3 million related to proceeds from the issuance of common stock under our stock option and employee stock purchase plans. These proceeds were offset partially by uses related to the repurchase of unvested common stock of $50,000 and principal payments on our capital lease obligations of $13,000. During the six months ended June 30, 2003, net cash provided by financing activities was primarily due to net proceeds from the issuance of convertible preferred stock of $2.3 million and proceeds received from the issuance of convertible notes and warrants of $4.3 million.

     As of June 30, 2004, we had contractual obligations related to operating and capital leases as follows (in thousands):

	Payments Due by Period
		Less than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years	Years	5 Years
Contractual obligations:
Non-cancelable operating lease obligations	$976	$593	$383	$—	$—
Capital lease obligations	37	28	9	—	—

Total contractual obligations	$1,013	$621	$392	$—	$—

     Our long term commitments under operating leases shown above consist of payments relating to three real estate subleases covering the 31,938 square feet of our present facility. These subleases expire between March 2005 and November 2006.

     We anticipate working on a number of long-term development projects which will involve experimental and unproven technology.

The projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will need operating funds to continue our research and development activities and clinical trials, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources for at least the next 12 months. We estimate that we will need to raise additional funds in an anticipated amount of approximately $50 million in order to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL and to lease and complete the construction and qualification of a commercial scale manufacturing facility. A commercial scale manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. We expect to begin spending for a commercial scale manufacturing facility in 2004. We estimate that the total cost of the facility will be approximately $50 million. We anticipate seeking additional funding for the completion of construction and qualification of a commercial scale manufacturing facility.

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

     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. For the six months ended June 30, 2004, we had a net loss of $13.4 million. Net losses were $48.9 million in 2003, $19.9 million in 2002 and $9.8 million in 2001. As of June 30, 2004, we had an accumulated deficit of $101.2 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the construction and qualification of a commercial scale manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources for at least the next 12 months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We estimate that we will need to raise additional funds in an anticipated amount of approximately $50 million in order to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL and to lease and complete the construction and qualification of a commercial scale manufacturing facility. A commercial scale manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.

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

     As of June 30, 2004, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.

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

We are not able to prevent others, including potential competitors, from using the patient-specific idiotype protein-keynote limpet hemocyanin, or KLH, conjugate, comprising a single idiotype protein, that we use in our lead product candidate, MyVax, for the treatment of indolent B-cell NHL.

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

     MyVax and any other immunotherapies that we may develop, clinical trials and manufacturing activities are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. The process of obtaining these approvals is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, patient-specific active immunotherapies are complex, and regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our lead product candidate, MyVax, or any other immunotherapies that we may develop. The FDA has not approved the marketing of any immunotherapeutic drug based on a patient-specific active immunotherapy. Consequently, there is no precedent for the successful commercialization of a patient-specific active idiotype immunotherapeutic drug. In addition, we have not previously filed the marketing applications necessary to gain regulatory approvals. This lack of experience may impede our ability to obtain timely FDA approval, if at all. We will not be able to commercialize MyVax, or any other immunotherapies that we may develop, until we obtain FDA approval in the United States or approval by comparable authorities in other countries. We do not expect to receive regulatory approval for the commercial sale of MyVax until 2006, at the earliest. Any delay in obtaining, or inability to obtain, FDA approval would prevent us from commercializing MyVax, or any other immunotherapies that we may develop.

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

     We are currently manufacturing the necessary quantities of MyVax for our clinical trials at our existing facility in Redwood City, California. Our manufacturing facility is currently subject to licensing requirements of the California Department of Health Services, and we received this license during the second quarter of 2004. Our facility is subject to inspection by the FDA as well as by the

California Department of Health Services at any time. Failure to maintain our license from the California Department of Health Services or to meet the inspection criteria of the FDA and the California Department of Health Services would disrupt our manufacturing processes and would harm our business. If an inspection by the FDA, California Department of Health Services or foreign regulatory authorities indicates that there are deficiencies, we could be required to take remedial actions, or our facility may be closed.

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

     We use hazardous materials that could be dangerous to human health, safety or the environment. As appropriate, we store these materials and various wastes resulting from their use at our facility pending ultimate use and disposal. We currently contract with a third party to dispose of these materials and various wastes resulting from the use of such materials at our facility. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes resulting from the use of such materials. While our costs for compliance, including costs related to the disposal of hazardous materials, to date have been nominal, we may incur significant costs complying with both existing and future environmental laws and regulations. We are subject to regulation by the Occupational Safety and Health Administration, or OSHA, the California and federal environmental protection agencies and to regulation under the Toxic Substances Control Act. OSHA or the California or federal Environmental Protection Agency, may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that could have a material adverse effect on our operations.

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

     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax. Currently, we do not have employment agreements with any members of senior management. As of June 30, 2004, Dr. Denney owned 1,258,500 shares of our common stock that are not subject to any vesting and an option to purchase 100,000 shares of our common stock, which will vest over four years. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.

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

     As of June 30, 2004, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 27.1% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Future sales of our common or preferred stock could lower the market price of our common stock.

     Sales of substantial amounts of shares in the public market could harm the market price of our common stock. As of June 30, 2004, we had 23,867,927 shares of common stock outstanding. Of these shares, 22,694,408 shares are freely tradable under federal and state securities laws. Each of our directors and certain of our executive officers and stockholders, which directors, executive officers and stockholders held in the aggregate approximately 26.6% of our outstanding common stock as of June 30, 2004, have agreed, subject to specified exceptions, that without the prior written consent of WR Hambrecht + Co, they will not, directly or indirectly, sell, offer, contract to sell, transfer the economic risk of ownership in, make any short sale, pledge or otherwise dispose of any shares of our capital stock or any securities convertible into or exchangeable or exercisable for or any other rights to purchase or acquire our capital stock for a period ending on August 25, 2004. WR Hambrecht + Co, may, in its sole discretion, permit early release of shares subject to the lock-up agreements. All of the shares of our common stock that were outstanding as of June 30, 2004, are eligible for sale in the public market under Rules 144, 144(k) and 701, subject in some cases to volume and other limitations and the 90-day lock-up agreements described above. In addition, of the 1,185,042 shares issuable upon exercise of options to purchase our common stock outstanding as of June 30, 2004, approximately 341,490 shares were vested and eligible for sale as of June 30, 2004. In addition, if we propose to register any of our securities under the Securities Act either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock. In addition, holders of registration rights may require us on not more than two occasions at any time to file a registration statement under the Securities Act with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 when this form becomes available. These rights shall terminate altogether three years after the effective date of our initial public offering, and, with respect to each holder of such rights, on the date when such holder holds less than 1% of our outstanding shares of common stock and is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any 90-day period. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We are exposed to interest rate risk primarily through our short-term investments. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. As of June 30, 2004, cash, cash equivalents and short-term investments were $72.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2004, the decline in fair value would be immaterial.

     In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

     Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Genitope have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated

goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2004 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF SECURITIES

(d)

     On October 29, 2003, our first registration statement on Form S-1 (no. 333-107719) was declared effective by the Securities and Exchange Commission, pursuant to which 4,179,860 shares of our common stock were offered and sold by us at a public offering price of $9.00 per share, generating aggregate gross proceeds of $37,618,740. WR Hambrecht + Co acted as the lead underwriter of the offering. Punk, Ziegel & Company and Brean Murray & Co., Inc. acted as co-managers. In connection with this offering, we paid the underwriters a commission of $2,633,312 and incurred offering expenses estimated at $1,250,000. After deducting the underwriters’ commission and the estimated offering expenses, we received net proceeds of approximately $33,735,428 from the offering.

     From the time of receipt through June 30, 2004, we have invested the net proceeds from our initial public offering in short-term securities. During that period, we have funded our operations using the proceeds from our initial public offering. Approximately $1.0 million of the proceeds was used in November 2003 to repay a portion of the outstanding borrowings under our line of credit facilities. On November 14, 2003, we terminated both credit facilities. In addition, approximately $16.0 million of the proceeds were used to fund operations through June 30, 2004 and approximately $0.2 million of the proceeds were used for capital expenditures. We plan to use the balance of such proceeds of the initial public offering to fund expenses related to the manufacturing and potential commercialization of MyVax Personalized Immunotherapy, clinical trials and other research, sales and marketing and for other general corporate purposes, as well as capital expenditures. None of the expenses, or application of the net proceeds, were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated October 29, 2003.

(e)

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs	Program (2)
April 1-30, 2004	—	—	—	29,213
May 1 - 31, 2004	—	—	—	27,373
June 1 - 30, 2004	—	—	—	24,891

(1)	All shares were repurchased by us from former employees pursuant to a repurchase option granted to us by the employee under an early exercise stock option agreement.

(2)	All shares have been purchased by employees pursuant to the terms of an early exercise stock option agreement and are unvested and remain subject to repurchase by us as of the period ending date listed above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Genitope Corporation held its annual meeting of stockholders on June 11, 2004 at its corporate headquarters in Redwood City, California.

     At the 2004 annual meeting of stockholders, the stockholders took the following actions:

1.	The following individuals were elected to the Board of Directors to hold office until the 2007 annual meeting of stockholders or until their successors are duly qualified and elected:

	For	Withheld
Gregory Ennis	11,378,977	16,048
Ronald L. Goode, Ph.D	11,384,935	10,090

Gordon D. Denney and William A. Hasler are continuing in office as directors until the 2005 annual meeting of stockholders and Dan W. Denney, Jr. and Stanford C. Finney are continuing in office as directors until the 2006 annual meeting of stock holders.

2.	The stockholders approved the ratification of the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2004 fiscal year.

Votes For	Votes Against	Abstentions	Broker Non-Votes
11,364,855	5,779	24,391	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On May 5, 2004, we filed a current report on Form 8-K announcing the filing of a registration statement relating to a proposed underwritten public offering of 4.5 million shares of Genitope’s common stock.

On May 18, 2004, we furnished a report on Form 8-K, announcing financial results for the first quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENITOPE CORPORATION
Date: August 13, 2004	/s/ Dan W. Denney Jr.
Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2004	/s/ John M.Vuko
John M. Vuko
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2*	Amended and Restated Bylaws of Genitope Corporation

4.1**	Specimen Common Stock Certificate.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1***	Certification by the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

*** This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.