Form 10-Q
period 2004-09-30
GENITOPE CORP
filed 2004-11-12
CIK 1028358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of November 1, 2004, 23,928,374 shares of common stock of Genitope Corporation were outstanding.

GENITOPE CORPORATION

     The terms “Genitope,” “we,” “us” and “our” as used in this report refer to Genitope Corporation.

     Genitope, Hi-GET, our logo and MyVax are our registered trademarks. Other service marks, trademarks and trade names referred to in this report,

     such as Rituxan, are the property of their respective owners. Genitope Corporation has no relation with Pfizer, Inc., or any of its affiliates or with Pfizer’s GENOTROPIN® products.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$38,829	$29,790
Short-term investments	27,150	—
Prepaid expenses and other current assets	350	388

Total current assets	66,329	30,178
Property and equipment, net	1,554	1,917
Other assets	257	257

Total assets	$68,140	$32,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,545	$2,781
Accrued and other current liabilities	1,168	781
Current lease obligations	26	26

Total current liabilities	2,739	3,588
Noncurrent lease obligations	—	22

Total liabilities	2,739	3,610

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized;
Issued and outstanding: 23,892,185 shares at September 30, 2004 and 16,819,501 shares at December 31, 2003	24	17
Additional paid-in capital	174,325	119,323
Notes receivable from stockholders	—	(48)
Deferred stock compensation	(973)	(2,787)
Accumulated other comprehensive loss	(35)	—
Deficit accumulated during the development stage	(107,940)	(87,763)

Total stockholders’ equity	65,401	28,742

Total liabilities and stockholders’ equity	$68,140	$32,352

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

					Cumulative
					Period from
	Three Months Ended		Nine Months Ended		August 15, 1996
	September 30,		September 30,		(date of inception) to September 30,
	2004	2003	2004	2003	2004
Operating expenses:
Research and development	$5,642	$5,108	$16,802	$14,124	$69,298
Sales and marketing	376	351	1,309	989	4,239
General and administrative	932	850	2,427	2,071	11,654

Total operating expenses	6,950	6,309	20,538	17,184	85,191

Loss from operations	(6,950)	(6,309)	(20,538)	(17,184)	(85,191)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	(3,509)	—	(3,509)	(3,509)
Interest expense	(1)	(695)	(3)	(1,530)	(2,981)
Interest and other income, net	207	18	364	60	2,148

Net loss	(6,744)	(10,495)	(20,177)	(22,163)	(89,533)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	(18,407)	(18,407)

Net loss attributable to common stockholders	$(6,744)	$(10,495)	$(20,177)	$(40,570)	$(107,940)

Basic and diluted net loss per share attributable attributable to common stockholders	$(0.28)	$(5.62)	$(1.03)	$(22.27)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	23,852	1,866	19,609	1,822

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
	Nine Months Ended		August 15, 1996
	September 30,		(date of inception) to September 30,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(20,177)	$(22,163)	$(89,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559	534	4,204
Loss on disposal of assets	—	5	29
Stock-based compensation expense	840	1,339	4,564
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	3,509	3,509
Amortization of warrant issued to guarantor of the lines of credit	—	638	1,933
Interest expense on convertible notes	—	892	892
Common stock issued for services	—	29	46
Changes in assets and liabilities:
Prepaids and other current assets	38	(1)	(350)
Other assets	—	(35)	(90)
Accounts payable	(1,053)	823	1,545
Accrued and other current liabilities	557	546	1,168

Net cash used in operating activities	(19,236)	(13,884)	(72,083)

Cash flows from investing activities:
Purchase of marketable securities	(33,171)	—	(33,171)
Maturities of marketable securities	5,986	—	5,986
Purchase of property and equipment	(196)	(287)	(5,735)
Long term cash deposits	—	—	(167)

Net cash used in investing activities	(27,381)	(287)	(33,087)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	2,182	47,392
Net proceeds from issuance of common stock related to initial public offering		—	34,719
Deferral of offering costs related to initial public offering	—	(631)	(631)
Payment of offering costs related to initial public offering`	(353)		(353)
Net proceeds from issuance of common stock related to follow-on public offering	55,718	—	55,718
Borrowings under lines of credit	—	8,000	8,786
Repayment of borrowings under lines of credit	—	—	(8,786)
Proceeds from issuance of convertible notes and warrants	—	4,280	6,060
Proceeds from issuance of common stock under stock plans	315	158	967
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	(50)	(18)	(84)
Proceeds from note receivable from stockholder	48	—	102
Principal payments on capital lease obligations	(22)	—	(26)

Net cash provided by financing activities	55,656	13,971	143,999

Net increase (decrease) in cash and cash equivalents	9,039	(200)	38,829
Cash and cash equivalents, beginning of period	29,790	9,422	—

Cash and cash equivalents, end of period	$38,829	$9,222	$38,829

Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$18,407	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$4,280	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$(4,280)	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$1,933	$1,933
Conversion of notes payable to preferred stock	$—	$—	$1,780
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$121	$121
Accrued offering costs in connection with follow on public offering	$—	$—	$—
Acquisition of property and equipment under capital leases	$—	$—	$52
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

     To date, we have not generated any revenues, and we have financed our operations and internal growth through private placements of common and preferred stock, our line of credit facilities, our completed initial public offering in November 2003 and our completed follow-on offering in June 2004, and interest income earned from our cash, cash equivalents, and marketable securities. We are a development stage enterprise and have incurred significant operating losses and negative operating cash flows since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. For the three and nine months ended September 30, 2004, we incurred a net loss attributable to common stockholders of $6.7 million and $20.2 million, respectively, and negative operating cash flow of $19.2 million for the nine months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of $107.9 million. The accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. The accumulated deficit includes a non-cash dividend of $18.4 million related to our preferred stock financings in April and May of 2003, $0.8 million of non-cash interest expense relating to the amortization of the discount on the convertible notes in April 2003, a non-cash charge of $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and non-cash interest expense of $1.9 million associated with warrants issued to the guarantor of our two line of credit facilities. We have repaid all outstanding borrowings under these facilities, and in November 2003, we terminated both facilities. As of September 30, 2004, we had cash, cash equivalents and marketable securities of $66.0 million.

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

     In June 2004, we completed a follow-on offering in which we sold 7,013,646 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $59.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $55.7 million.

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources for at least the next 12 months. Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax, including regulatory approval of a commercial scale manufacturing facility, we anticipate that the earliest we could realize product revenue is in 2006. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

     We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). The equity instruments, consisting of stock options, are valued using the Black-Scholes Model. All unvested shares are marked to market until such options vest.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Amortization of stock-based compensation:
Research and development	$27	$485	$570	$706
Sales and marketing	32	79	119	126
General and administration	84	323	151	507

	$143	$887	$840	$1,339

     Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

     Prior to the closing of our initial public offering, the fair value of options was computed using the minimum value method. Following the offering, the value of each option and employee purchase right has been estimated at the date of grant, using the Black-Scholes Model, assuming the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Average risk-free interest rates	3.84%	2.86%	3.32%	2.85%	1.17%	N/A	1.07%	N/A
Average expected life (in years)	4.00	4.00	4.00	4.00	0.73	N/A	0.55	N/A
Dividend yield	0%	0%	0%	0%	0%	N/A	0%	N/A
Volatility	68%	0%	76%	0%	56%	N/A	53%	N/A

     Had compensation cost for our stock-based compensation plan been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, as amended by SFAS 148, our net loss would have been increased to the amounts below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(6,744)	$(10,495)	$(20,177)	$(40,570)
Add: Employee stock-based compensation included in reported net earnings	143	784	840	1,184
Deduct: Employee total stock-based compensation determined under fair value method	(961)	(611)	(2,463)	(1,030)

Adjusted net loss attributable to common stockholders	$(7,562)	$(10,322)	$(21,800)	$(40,416)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.28)	$(5.62)	$(1.03)	$(22.27)

Adjusted	$(0.32)	$(5.53)	$(1.11)	$(22.18)

     The resulting effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to subsequent periods including additional grants and periods of vesting.

Recent accounting developments

     The Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95.” This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the third quarter of fiscal 2005. The FASB intends to issue a final statement in late 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our financial statements.

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

     A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net loss attributable to common stockholders	$(6,744)	$(10,495)	$(20,177)	$(40,570)

Denominator:
Weighted average common shares outstanding	23,875	1,970	19,647	1,938
Less: Weighted average unvested common shares subject to repurchase	(23)	(104)	(38)	(116)

Denominator for basic and diluted calculations	23,852	1,866	19,609	1,822

Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(5.62)	$(1.03)	$(22.27)

     The following outstanding stock options and warrants, common stock subject to repurchase and convertible preferred stock (on an as-if-converted basis) were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	As of September 30,
	2004	2003
Shares issuable upon exercise of stock options	1,524	893
Shares issuable upon exercise of warrants	267	849
Shares issuable related to ESPP	8	—
Common stock subject to repurchase	22	104
Shares issuable upon conversion of convertible preferred stock	—	10,619

	1,821	12,465

NOTE 3. MARKETABLE SECURITIES

     As of September 30, 2004, all of our investments are classified as short-term, as we have classified our investments as available for sale and may not hold our investments until maturity. The following is a summary of our available-for-sale marketable securities as of September 30, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Maturing within one year:
Commercial paper	$2,975	$—	$(3)	$2,972
Corporate bonds	7,455	1	(28)	7,428
U.S. government and agency securities	10,809	—	(2)	10,807

	21,239	1	(33)	21,207
Maturing between one and two years:
U.S. government and agency securities	5,943	—	—	5,943

Total available-for-sale marketable securities	$27,182	$1	$(33)	$27,150

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

     To date, we have not generated any revenues, and we have financed our operations and internal growth through private placements of common and preferred stock, our line of credit facilities, our completed initial public offering in November 2003 and our completed follow-on public offering in June 2004 and interest income earned from our cash, cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2004, we had an accumulated deficit of $107.9 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Our accumulated deficit includes a non-cash dividend of $18.4 million related to our preferred stock financings in April and May of 2003, $0.8 million of non-cash interest expense relating to the amortization of the discount on the convertible notes in April 2003, a non-cash charge of $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003, and non-cash interest expense of $1.9 million associated with the amortization of warrants issued to the guarantor of our lines of credit. We have repaid all outstanding borrowings under these facilities, and in November 2003, we terminated both facilities. As of September 30, 2004, we had cash, cash equivalents and marketable securities of $66.0 million.

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

     In June 2004, we completed a follow-on offering in which we sold 7,013,646 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $59.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $55.7 million.

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources for at least the next 12 months. We estimate we will need to raise additional funds in an anticipated amount of approximately $50 million or more in order to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL and to lease and complete the construction and qualification of a commercial scale manufacturing facility. A commercial scale manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.

     Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax, including regulatory approval of a commercial scale manufacturing facility, we anticipate that the earliest we could realize product revenue is in 2006. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

     In the fourth quarter of 2000, we commenced a pivotal Phase 3 clinical trial for MyVax for the treatment of follicular B-cell NHL. In April 2004, we completed patient registration, the process during which a patient is screened and a biopsy is taken to determine whether the patient is eligible to participate in the clinical trial. We currently anticipate that the two planned interim analyses of the clinical trial will be initiated in approximately the second quarter of 2005 and the second quarter of 2006, with the detailed follow-up period of the clinical trial scheduled to conclude in the fourth quarter of 2007. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were $5.6 million and $16.8 million for the three and nine months ended September 30, 2004, respectively, and $5.1 million and $14.1 million for the three and nine months ended September 30, 2003, respectively. From inception through September 30, 2004, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $69.3 million.

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

     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of MyVax or the date of completion of these development efforts. We anticipate that the earliest we could realize product revenue is in 2006 and we cannot reasonably estimate when we may have material net cash inflows from sales of MyVax, if ever. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing MyVax, including:

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

Recent accounting developments

     The Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95.” This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the third quarter of fiscal 2005. The FASB intends to issue a final statement in late 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our financial statements.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2004 and September 30, 2003

     Research and Development

     Research and development expenses represented approximately 81% of our total operating expenses for the quarters ended September 30, 2004 and 2003. For the three months ended September 30, 2004 and 2003, research and development expenses represented approximately 82% of our total operating expenses. Research and development expenses primarily consist of personnel costs related to our development activities and clinical trial preparations, clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs of developing our manufacturing process.

     Research and development expenses increased 10% to $5.6 million for the three months ended September 30, 2004 from $5.1 million for the three months ended September 30, 2003. Research and development expenses increased over the prior year due primarily to higher staffing levels, of which $0.5 million was related to manufacturing and quality assurance and control personnel. In addition, clinical trial costs associated with our lead product MyVax for the treatment of B-cell NHL and costs related to manufacturing materials and external testing increased by $0.5 million. This was offset partially by a decrease in non-cash stock-based compensation expense of $0.5 million related to the cancellation of unexercised stock options. We expect to devote substantial resources to research and development in future periods as we continue our development of MyVax for the treatment of B-cell NHL and expect our research and development expenditures to increase during the remainder of 2004 and subsequent years. Many factors can affect the cost and timing of our trials including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our trials. In addition, the development of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of further development and approval of our products.

     Sales and Marketing

     Sales and marketing expenses primarily consist of personnel costs and outside marketing activities related to product support and awareness.

     Sales and marketing expenses increased 7% to $0.4 million for the three months ended September 30, 2004, from $0.4 million for the three months ended September 30, 2003. The slight increase in sales and marketing expenses over the prior year was primarily due to continued costs of commercialization planning projects for MyVax. We expect sales and marketing spending to increase during the remainder of 2004 and subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL.

     General and Administrative

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.

     General and administrative expenses increased 10% to $0.9 million for the three months ended September 30, 2004, from $0.8 million for the three months ended September 30, 2003. The increase was primarily attributable to additional administrative expenses of approximately $0.3 million related to higher staffing costs, legal and professional fees and corporate insurance costs to support the organizational growth and responsibilities of being a public company. This was partially offset by a decrease of $0.2 million in non-cash stock-based compensation expense related to the cancellation of stock options. We expect our general and administrative expenses to increase during the remainder of 2004 over the prior year as a result of the additional administrative and infrastructure costs associated with being a public company, including costs associated with implementing procedures for compliance with the requirements of the Sarbanes-Oxley Act.

     Loss on Extinguishment of Convertible Notes and Cancellation of Series E Convertible Preferred Warrants

     We recorded a $3.5 million loss related to the extinguishment of convertible notes and cancellation of convertible preferred stock warrants for the three months ended September 30, 2003. No such charge was recorded during the corresponding period in 2004.

     Interest Expense

     Interest expense for the three months ended September 30, 2004 was $1,000 compared to interest expense of $0.7 million for the three months ended September 30, 2003. During the three month period ended September 30, 2003, we recorded interest expense of $0.6 million related to the amortization of the warrant issued in connection with our lines of credit and $57,000 related to the stated interest on the convertible notes. No such charges were recorded during the corresponding period in 2004. Interest expense for the three months ended September 30, 2004 was related to expense incurred for our capital lease obligations.

     Interest and Other Income, Net

     Interest and other income, net for the three months ended September 30, 2004 was $0.2 million compared to $18,000 for the three months ended September 30, 2003. The increase was due to interest on higher average cash balances as a result of the cash proceeds received from our completed initial public offering in November 2003 and our completed follow-on public offering in June 2004.

Comparison of Nine Month Periods Ended September 30, 2004 and September 30, 2003

     Research and Development

     Research and development expenses increased 19% to $16.8 million for the nine months ended September 30, 2004, from $14.1 million for the nine months ended September 30, 2003. Research and development expenses increased over the prior year due primarily to higher staffing costs related to manufacturing and quality assurance and control personnel of $1.5 million, and clinical trial costs associated with our lead product, MyVax for the treatment of B-cell non-Hodgkin’s lymphoma, and costs related to manufacturing materials, facilities and external testing of $1.2 million.

     Sales and Marketing

     Sales and marketing expenses increased 32% to $1.3 million for the nine months ended September 30, 2004, from $1.0 million for the nine months ended September 30, 2003. The increase in sales and marketing expenses over the prior year was primarily due to increased product advocacy costs related to clinical trial support and awareness and initiation of commercialization planning projects for MyVax.

     General and Administrative

     General and administrative expenses increased 17% to $2.4 million for the nine months ended September 30, 2004, from $2.1 million for the nine months ended September 30, 2003. The increase was primarily attributable to legal, accounting and professional fees and corporate insurance costs of approximately $0.7 million to support the organizational growth and responsibilities of being a public company. These costs were partially offset by a decrease of $0.4 million in non-cash stock-based compensation expense related to the cancellation of unexercised stock options.

     Loss on Extinguishment of Convertible Notes and Cancellation of Series E Convertible Preferred Warrants

     We recorded $3.5 million loss related to the extinguishment of convertible notes and cancellation of convertible preferred stock warrants for the nine months ended September 30, 2003. No such charge was recorded during the corresponding period in 2004.

     Interest Expense

     Interest expense for the nine months ended September 30, 2004 was $3,000, compared to interest expense of $1.5 million for the nine months ended September 30, 2003. During the nine month period ended September 30, 2003, we recorded interest expense of $0.8 million related to the amortization of the discount on our convertible notes, $0.6 million related to the amortization of the warrant issued in connection with our lines of credit and $0.1 million related to the stated interest on the convertible notes. No such charges were recorded during the corresponding period in 2004. Interest expense for the nine months ended September 30, 2004 was related to expense incurred for our capital lease obligations.

     Interest and Other Income, Net

     Interest and other income, net for the nine months ended September 30, 2004 was $0.4 million, compared to $0.1 million for the nine months ended September 30, 2003. The increase in interest and other income was due to interest on higher average cash balances as a result of the cash proceeds received from our completed initial public offering in November 2003 and our completed follow-on public offering in June 2004.

     Dividend Related to Issuance of Convertible Preferred Shares and the Beneficial Conversion Feature of Preferred Stock

     We recorded a non-cash dividend of $18.4 million related to the issuance of convertible preferred stock and the beneficial conversion feature of preferred stock for the nine months ended September 30, 2003. No such charge was recorded during the corresponding period in 2004.

Liquidity and Capital Resources

     At September 30, 2004, we had cash, cash equivalents and marketable securities of $66.0 million, compared to $29.8 million at December 31, 2003.

     We have not generated any revenues, and we have financed our operations and internal growth through private placements of common and preferred stock, our line of credit facilities, our completed initial public offering in November 2003 and our completed follow-on offering in June 2004, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996. As of September 30, 2004, we had an accumulated deficit of $107.9 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of $18.4 million related to our preferred stock financings in April and May 2003. Also, our accumulated deficit includes a non-cash charge of $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in April 2003 and $0.8 million of non-cash interest expense relating to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through September 30, 2004, we had amortized and expensed non-cash stock-based compensation of $4.6 million.

     Net cash used in operating activities was $19.2 million for the nine months ended September 30, 2004 and $13.9 million for the nine months ended September 30, 2003. The increased use of cash in operations for the nine months ended September 30, 2004, as compared to the same period in 2003, was primarily due to our continued research and development activities associated with MyVax for the treatment of B-cell NHL and a decrease in accounts payable, which was primarily due to the timing of payments to our vendors.

     Net cash used in investing activities was $27.4 million for the nine months ended September 30, 2004 and $0.3 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we purchased $33.2 million of marketable securities, which was partially offset by maturities of marketable securities of $6.0 million. Capital expenditures, consisting of purchases of equipment and leasehold improvements to our facilities, were $0.2 million and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively. In the future, net cash used by investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of marketable securities.

     Net cash provided by financing activities was $55.7 million for the nine months ended September 30, 2004 and $14.0 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we completed a follow-on public offering, in which we sold 7,013,646 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $59.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $55.7 million. We also received approximately $0.3 million related to proceeds from the issuance of common stock under our stock option and employee stock purchase plans. These proceeds were offset partially by payments of $0.3 million related to offering costs from our initial public offering. During the nine months ended September 30, 2003, net cash provided by financing activities was primarily due to net proceeds from the issuance of convertible preferred stock of $2.2 million, proceeds received from the issuance of convertible notes and warrants of $4.3 million, and proceeds received from line of credit facilities of $8.0 million.

     As of September 30, 2004, we had contractual obligations related to operating and capital leases as follows (in thousands):

	Payments Due by Period
		Less than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years	Years	5 Years
Contractual obligations:
Non-cancelable operating lease obligations	$800	$501	$299	$—	$—
Capital lease obligations	26	26	—	—	—

Total contractual obligations	$826	$527	$299	$—	$—

     Our long term commitments under operating leases shown above consist of payments relating to three real estate subleases covering the 31,938 square feet of our present facility. These subleases expire between March 2005 and November 2006. In October 2004, we entered into another real estate sublease which expires in January 2006. We estimate that our commitment under this sublease is approximately $0.3 million through January 31, 2006.

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

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources for at least the next 12 months. We estimate that we will need to raise additional funds in an anticipated amount of approximately $50 million or more in order to commercialize MyVax, if MyVax receives regulatory approval for the treatment of follicular B-cell NHL and to lease and complete the construction and qualification of a commercial scale manufacturing facility. A commercial scale manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. We anticipate spending for a commercial scale manufacturing facility to begin in the fourth quarter of 2004. We estimate that the total cost of the facility will be approximately $50 million or more. We anticipate seeking additional funding for the completion of construction and qualification of a commercial scale manufacturing facility.

     Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax, including regulatory approval of our commercial scale manufacturing facility, we anticipate that the earliest we could realize product revenue is in 2006. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

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

     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. For the nine months ended September 30, 2004, we had a net loss of $20.2 million. Net losses were $48.9 million in 2003, $19.9 million in 2002 and $9.8 million in 2001. As of September 30, 2004, we had an accumulated deficit of $107.9 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the construction and qualification of a commercial scale manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

     We anticipate that the earliest we could realize product revenue is in 2006. We do not anticipate that we will achieve profitability for at least several years after generating revenues. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

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

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources for at least the next 12 months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We estimate that we will need to raise additional funds in an anticipated amount of approximately $50 million or more in order to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL and to lease and complete the construction and qualification of a commercial scale manufacturing facility. A commercial scale manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.

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

     Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax, including regulatory approval of a commercial scale manufacturing facility, we anticipate that the earliest we could realize product revenue is in 2006. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

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

     As of September 30, 2004, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.

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

     We currently rely on the availability and condition of our sole manufacturing facility, located in Redwood City, California, to manufacture MyVax. Our facility is located in a seismic zone, and there is the possibility of an earthquake which, depending on its magnitude, could be disruptive to our operations. Our subleases for this facility expire as early as May 2005 and as late as November 2006, and because we have no options to extend the terms of these subleases, we may not be able to negotiate new subleases for this facility. In addition, if the facility or the equipment in the facility is significantly damaged or destroyed for any reason, we will not be able to quickly or inexpensively replace our manufacturing capacity. The inability to renew the subleases or the damage or destruction of the facility would significantly affect our ability to manufacture MyVax, or any other immunotherapies that we may develop, and would delay or prevent us from completing our clinical trials and commercializing MyVax, or any other immunotherapies that we may develop.

We currently depend on single source suppliers for critical raw materials for manufacturing, as well as other components required for the administration of MyVax. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of MyVax.

     We currently depend on single source suppliers for critical raw materials used in MyVax and other components used in the manufacturing process and required for the administration of MyVax. In particular, manufacturing of MyVax requires keyhole limpet hemocyanin, or KLH, a foreign carrier protein. We purchase KLH from biosyn Arzneimittel GmbH (“biosyn”), a single source supplier. We have entered into a supply agreement with biosyn, dated December 9, 1998, pursuant to which biosyn has agreed to supply us with KLH. The supply agreement expires on December 9, 2005. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy. Biosyn is not contractually obligated to supply us with the amounts of KLH currently being supplied and necessary for our current clinical trial purposes or for commercialization. There may be no other supplier of KLH of suitable quality for our purposes.

     In addition, we currently purchase specialized cell culture containers, which are critical components of our manufacturing process, from Medtronic, Inc. a single source supplier. We do not have a long-term contract with Medtronic and rely on purchase orders to obtain the necessary cell culture containers. To date, Medtronic have met our requirements for our clinical trials. There are, in general, few alternative sources of supply for the cell culture containers.

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

     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax. Currently, we do not have employment agreements with any members of senior management. As of September 30, 2004, Dr. Denney owned 1,258,500 shares of our common stock that were not subject to any vesting and options to purchase 225,000 shares of our common stock, of which approximately 29,687 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.

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

     In order to continue our clinical trials and commercialize MyVax, or any other immunotherapies that we may develop, we will need to expand our employee base for managerial, operational, financial and other resources. We anticipate that we will need more than 350 employees by the time MyVax is initially commercialized. We do not expect to be able to commercially launch MyVax until 2006, at the earliest. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize MyVax, or any other immunotherapies that we may develop, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

     As of September 30, 2004, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 26.9% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Future sales of our common or preferred stock could lower the market price of our common stock.

     Sales of substantial amounts of shares in the public market could harm the market price of our common stock. As of September 30, 2004, we had 23,892,185 shares of common stock outstanding. All of these shares are eligible for sale in the public market under Rules 144, 144(k) and 701, subject in some cases to volume and other limitations and the 90-day lock-up agreements described above. In addition, of the 1,524,340 shares issuable upon exercise of options to purchase our common stock outstanding as of September 30, 2004, approximately 333,901 shares were vested and eligible for sale as of September 30, 2004. In addition, if we propose to register any of our securities under the Securities Act either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock. In addition, holders of registration rights may require us on not more than two occasions at any time to file a registration statement under the Securities Act with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 when this form becomes available. These rights shall terminate altogether three years after the effective date of our initial public offering, and, with respect to each holder of such rights, on the date when such holder holds less than 1% of our outstanding shares of common stock and is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any 90-day period. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, the financial marketplace may react adversely.

     We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required as of December 31, 2004. This effort includes documenting and testing our internal controls and providing management’s evaluation of these controls. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. We may identify material weaknesses or deficiencies in our internal controls as defined by the Public Company Accounting Oversight Board from our testing which we may not be able to remediate in time to comply with the requirements of Section 404 by the December 31, 2004 deadline. In addition, as such standards are modified, supplemented or amended from time to time, we may not be able to favorably assess the effectiveness of our internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, the financial marketplace may react adversely.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We are exposed to interest rate risk primarily through our short-term investments. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. As of September 30, 2004, cash, cash equivalents and marketable securities were $66.0 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2004, the decline in fair value would be immaterial.

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

     Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Genitope have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2004 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b)

     On October 29, 2003, our first registration statement on Form S-1 (no. 333-107719) was declared effective by the Securities and Exchange Commission, pursuant to which 4,179,860 shares of our common stock were offered and sold by us at a price of $9.00 per share, generating aggregate gross proceeds of $37,618,740. WR Hambrecht + Co acted as the lead underwriter of the offering. Punk, Ziegel & Company and Brean Murray & Co., Inc. acted as co-managers. In connection with this offering, we paid the underwriters a commission of $2,633,312 and incurred offering expenses estimated at $1,250,000. After deducting the underwriters’ commission and the estimated offering expenses, we received net proceeds of approximately $33,735,428 from the offering.

     From the time of receipt through September 30, 2004, we have invested the net proceeds from our initial public offering in marketable securities. During that period, we have funded our operations using the proceeds from our initial public offering. Approximately $1.0 million of the proceeds was used in November 2003 to repay a portion of the outstanding borrowings under our line of credit facilities. On November 14, 2003, we terminated both credit facilities. In addition, approximately $22.1 million of the proceeds were used to fund operations through September 30, 2004 and approximately $0.3 million of the proceeds were used for capital expenditures. We plan to use the balance of such proceeds of the initial public offering to fund expenses related to the manufacturing and potential commercialization of MyVax Personalized Immunotherapy, clinical trials and other research, sales and marketing and for other general corporate purposes. None of the expenses, or application of the net proceeds, were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated October 29, 2003.

(c)

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Program
July 1-31, 2004	—	—	—	23,624
August 1-31, 2004	—	—	—	22,465
September 1 - 30, 2004	—	—	—	21,627

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENITOPE CORPORATION

Date: November 12, 2004	/s/ Dan W. Denney Jr.

Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2004	/s/ John M.Vuko

John M. Vuko
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2*	Amended and Restated Bylaws of Genitope Corporation

4.1**	Specimen Common Stock Certificate

4.2*	Investor Rights Agreement, dated August 29, 2003, by and among Registrant and certain investors named therein

4.4*	Series F Warrant, dated August 29, 2003, between Registrant and Stanford C. Finney

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1***	Certification by the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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