Form 10-Q
period 2005-03-31
GENITOPE CORP
filed 2005-05-09
CIK 1028358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of April 29, 2005, 28,245,309 shares of common stock of Genitope Corporation were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share and share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$64,606	$60,087
Marketable securities	44,794	56,422
Prepaid expenses and other current assets	1,159	1,101

Total current assets	110,559	117,610
Property and equipment, net	2,357	2,196
Other assets	111	59

Total assets	$113,027	$119,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,394	$2,073
Accrued and other current liabilities	2,245	1,502
Current lease obligations	39	46

Total current liabilities	3,678	3,621
Noncurrent lease obligations	42	48

Total liabilities	3,720	3,669

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; Issued and outstanding: 28,195,872 shares at March 31, 2005 and 28,191,145 shares at December 31, 2004	28	28
Additional paid-in capital	231,746	231,784
Deferred stock compensation	(542)	(733)
Accumulated other comprehensive loss	(140)	(94)
Deficit accumulated during the development stage	(121,785)	(114,789)

Total stockholders’ equity	109,307	116,196

Total liabilities and stockholders’ equity	$113,027	$119,865

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			Cumulative
			Period from
			August 15, 1996
	Three Months Ended		(date of inception)
	March 31,		to March 31,
	2005	2004	2005
Operating expenses:
Research and development	$5,883	$5,618	$80,949
Sales and marketing	475	514	5,198
General and administrative	1,274	582	13,858

Total operating expenses	7,632	6,714	100,005

Loss from operations	(7,632)	(6,714)	(100,005)

Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	(3,509)
Interest expense	(1)	(1)	(2,983)
Interest and other income, net	637	61	3,119

Net loss	(6,996)	(6,654)	(103,378)

Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	(18,407)

Net loss attributable to common stockholders	$(6,996)	$(6,654)	$(121,785)

Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.40)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	28,176	16,762

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
	Three Months Ended		(date of inception)
	March 31,		to March 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(6,996)	$(6,654)	$(103,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	185	4,660
Loss on disposal of assets	—	—	29
Stock-based compensation expense	157	270	4,861
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of the lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities:
Prepaids and other assets	(107)	68	(1,089)
Accounts payable	(595)	(391)	1,296
Accrued and other current liabilities	539	63	1,854

Net cash used in operating activities	(6,758)	(6,459)	(85,387)

Cash flows from investing activities:
Purchase of property and equipment	(139)	(54)	(6,427)
Purchase of marketable securities	(75,970)	—	(235,742)
Sale of marketable securities	14,176	—	36,349
Maturities of marketable securities	73,376	—	154,459
Long term cash deposits	—	—	(167)

Net cash provided by (used in) investing activities	11,443	(54)	(51,528)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	(353)	33,735
Net proceeds from issuance of common stock related to follow-on public offering	—	—	55,718
Net proceeds from issuance of common stock related to private placement	(160)	—	57,260
Borrowings under lines of credit	—	—	8,786
Repayment of borrowings under lines of credit	—	—	(8,786)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	7	39	1,255
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	—	(50)	(83)
Proceeds from note receivable from stockholder	—	—	102
Principal payments on capital lease obligations	(13)	(9)	(53)

Net cash (used in) provided by financing activities	(166)	(373)	201,521

Net increase (decrease) in cash and cash equivalents	4,519	(6,886)	64,606
Cash and cash equivalents, beginning of period	60,087	29,790	—

Cash and cash equivalents, end of period	$64,606	$22,904	$64,606

Supplemental disclosure:
Cash paid for interest	$1	$—	$151
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Conversion of notes payable to preferred stock	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to private placement	$(146)	$—	$4
Acquisition of property and equipment under capital leases	$—	$—	$134
Accrued cost for acqusition of property and equipment	$266	$—	$485
Receivable from issuance of common stock under stock plan	$3	$—	$14
Unrealized losses on marketable securities	$(46)	$—	$(140)

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

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the financial statements, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in our Form 10-K filed with the Securities and Exchange Commission.

Liquidity

     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2005, we had an accumulated deficit of $121.8 million. As of March 31, 2005, we had cash, cash equivalents and marketable securities of $109.4 million.

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

	Three Months Ended
	March 31,
	2005	2004
Amortization of stock-based compensation:
Research and development	$90	$275
Sales and marketing	19	46
General and administration	48	(51)

	$157	$270

     Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

     The determination of the fair value of each option and employee purchase right has been estimated at the date of grant, using the Black-Scholes Model, assuming the following weighted-average assumptions:

	Employee Stock		Employee Stock
	Options		Purchase Plan
	For the Three		For the Three
	Months Ended		Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Average risk-free interest rates	3.70%	2.70%	1.51%	N/A
Average expected life (in years)	4.00	4.00	0.90	N/A
Dividend yield	0%	0%	0%	N/A
Volatility	66%	80%	61%	N/A

     Had compensation cost for our stock-based compensation plan been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, as amended by SFAS 148, our net loss would have been increased to the amounts below (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(6,996)	$(6,654)
Add: Employee stock-based compensation included in reported net earnings	141	270
Deduct: Employee total stock-based compensation determined under fair value method	(1,571)	(578)

Adjusted net loss attributable to common stockholders	$(8,426)	$(6,962)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.25)	$(0.40)

Adjusted	$(0.30)	$(0.42)

     The resulting effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to subsequent periods including additional grants and periods of vesting.

Recent accounting pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS

123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

     In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our financial statements is January 1, 2006. Adoption of this statement could have a significant impact on our financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan (“ESPP”) rather than disclose the impact on our net loss within our footnotes, as is our current practice. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. We are in the process of evaluating the impact of this standard on our financial statements.

Comprehensive loss

     Comprehensive loss is comprised of net loss and changes in unrealized gains/losses on available-for-sale securities. There were no material differences between net loss and comprehensive loss for all periods presented.

NOTE 2. NET LOSS PER SHARE

     Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase. Diluted net loss per share attributable to common stockholders should give effect to the dilutive effect of potential issuances of common stock consisting of stock options, stock issuable under our ESPP, warrants, and common stock subject to repurchase. However, all potentially dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to our net loss.

     A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net loss attributable to common stockholders	$(6,996)	$(6,654)

Denominator:
Weighted average common shares outstanding	28,193	16,820
Less: Weighted average unvested common shares subject to repurchase	(17)	(58)

Denominator for basic and diluted calculations	28,176	16,762

Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.40)

     The following outstanding stock options, shares issuable under our ESPP, warrants, and common stock subject to repurchase were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	As of March 31,
	2005	2004
Shares issuable upon exercise of stock options	2,033	970
Shares issuable upon exercise of warrants	267	270
Shares issuable related to ESPP	11	—
Common stock subject to repurchase	16	32

	2,327	1,272

NOTE 3. MARKETABLE SECURITIES

     As of March 31, 2005, all of our investments are classified as short-term, as we have classified our investments as available for sale and may not hold our investments until maturity. The following is a summary of our available-for-sale marketable securities as of March 31, 2005 and December 31, 2004 (in thousands):

	As of March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Maturing within one year:
Corporate bonds	$28,463	$11	$(65)	$28,409
U.S. government and agency securities	16,471	—	(86)	16,385

Total available-for-sale marketable securities	$44,934	$11	$(151)	$44,794

	As of December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Maturing within one year:
Commercial paper	$990	$—	$—	$990

Corporate bonds	33,249	3	(46)	33,206
U.S. government and agency securities	16,324	—	(21)	16,303

	50,563	3	(67)	50,499

Maturing between one and two years:
U.S. government and agency securities	5,953	—	(30)	5,923

Total available-for-sale marketable securities	$56,516	$3	$(97)	$56,422

NOTE 4. ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities consist of the following (in thousands):

	March	December
	31, 2005	31, 2004
Accrued compensation and benefits	$1,242	$430
Professional fees	446	674
Clinical trials	319	225
Other	238	173

	$2,245	$1,502

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Form 10-Q. The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Risk Factors” below, as well as those discussed elsewhere in this quarterly report on Form 10-Q.

Overview

     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax® personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma, or B-cell NHL. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% to 90% of over 300,000 existing and approximately 55,000 newly diagnosed NHL patients each year. NHL is clinically classified as either slow-growing, referred to as indolent, or fast-growing, referred to as aggressive. There are approximately 25,000 patients diagnosed with indolent B-cell NHL in the United States each year. Our pivotal Phase 3 clinical trial is designed for the treatment of follicular B-cell NHL, which represents approximately half of the cases of indolent B-cell NHL. Results from our completed and ongoing clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we are also developing MyVax for the treatment of chronic lymphocytic leukemia, or CLL.

     In November 2000, based on positive interim Phase 2 clinical trial results from our 9901 trial, we initiated a pivotal, double-blind, controlled Phase 3 clinical trial, our 2000#03 trial, to treat patients with follicular B-cell NHL. We believe that, if successful, the results of the trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL. We completed patient registration, the process during which a patient is screened and a biopsy is taken to determine whether the patient is eligible to participate in the clinical trial, in April 2004. Our independent Data Safety Monitoring Board, or DSMB met on November 15, 2004 to review data in the clinical trial. After reviewing safety data for the entire Phase 3 clinical trial and blinded, preliminary immune response data for more than 100 of the initial patients immunized in the clinical trial, the DSMB noted no concerns and recommended that the trial continue as planned. We currently anticipate that the two planned interim analyses will be initiated late in the second quarter of 2005 and in approximately the second quarter of 2006, with the detailed follow-up period of the clinical trial scheduled to conclude in approximately the fourth quarter of 2007. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were $5.9 million and $5.6 million for the three months ended March 31, 2005 and 2004, respectively. From inception through March 31, 2005, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $80.9 million.

     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2005, we had an accumulated deficit of $121.8 million. As of March 31, 2005, we had cash, cash equivalents and marketable securities of $109.4 million.

     We anticipate working on a number of long-term development projects which will involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will need operating funds to continue our research and development activities and clinical trials, pursue regulatory approvals for our product candidates and build production, sales and marketing capabilities, as necessary.

     Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax, including regulatory approval for a commercial scale manufacturing facility, we anticipate that the earliest we could realize product revenue is late in 2006. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and any additional debt financing, if available, may involve restrictive covenants.

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

     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing or estimated costs of the efforts necessary to complete the development of MyVax or the date of completion of these development efforts. We anticipate that the earliest we could realize product revenues is 2006 and we cannot reasonably estimate when we may have material net cash inflows from sales of MyVax, if ever. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing MyVax, including:

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the interim analyses of our pivotal Phase 3 clinical trial;

•	the uncertainty of clinical trial results;

•	extensive governmental regulation, both foreign and domestic, for approval of new products; and

•	the uncertainty related to the leasing and completion of construction and qualification of a commercial scale manufacturing facility.

     If we fail to complete the development of MyVax in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations.

     A further discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts,” “We currently have no source of revenue and may never become profitable,” “If clinical trials of MyVax, or any other immunotherapies that we may develop, do not produce successful clinical trial results, we will be unable to commercialize these products” and “Our efforts to discover, develop and commercialize MyVax for indications other than follicular B-cell NHL are at an early stage and are subject to a high risk of failure,” as well as other risk factors. We expect to continue to incur net losses over the next several years as we continue our clinical development, apply for regulatory approvals, construct and qualify a commercial scale facility for the manufacture of MyVax, develop active immunotherapies for the treatment of CLL and T-cell NHL and potentially other forms of cancer, establish sales and marketing and distribution capabilities and expand our operations.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

     In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our financial statements is January 1, 2006. Adoption of this statement could have a significant impact on our financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes, as is our current practice. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. We are in the process of evaluating the impact of this standard on our financial statements.

Results of Operations

Research and development expenses

	Three Months Ended
	March 31,
			Percent
in thousands (except percentages)	2005	2004	Change
Staffing related	$3,025	2,202	37%
Clinical trial and manufacturing material costs	1,659	2,095	(21)%
Amortization of deferred stock-based compensation	90	275	(67)%
Facilities and other costs	1,109	1,046	6%

Total research and development expenses	$5,883	$5,618	5%

     Research and development expenses represented approximately 77% and 84% of our total operating expenses for the three months ended March 31, 2005 and 2004, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs related to the development of our manufacturing process.

     Research and development expenses increased in the three months ended March 31, 2005, as compared to the same period in 2004, due primarily to higher staffing levels, of which $0.8 million was related to the hiring of manufacturing, process sciences and research executives. This increase was offset partially by decreased costs related to manufacturing materials and external testing of $0.3 million, resulting from the completion of patient registration in the second quarter of 2004 and a decrease in non-cash stock-based compensation expense of $0.2 million related to the cancellation of unvested stock options.

     We expect to devote substantial resources to research and development in future periods as we continue our development of MyVax and expect our research and development expenditures to increase during 2005 and subsequent years. Many factors can affect the cost and timing of our clinical trials, including inconclusive trial results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our clinical trials. In addition, the development of our products will be subject to extensive governmental regulation. These and other factors make it difficult for us to accurately predict the timing and costs of further development and approval of our products.

     Sales and marketing expenses

	Three Months Ended
	March 31,		Percent
in thousands (except percentages)	2005	2004	Change
Staffing related	$258	$115	124%
Product advocacy costs	115	302	(62)%
Facilities and other costs	102	97	5%

Total sales and marketing expenses	$475	$514	(8)%

     Sales and marketing expenses primarily consist of personnel costs and costs associated with outside marketing activities related to product support and awareness.

     Sales and marketing expenses for the three months ended March 31,2005 were consistent with the same period in 2004. Significant changes between the two periods were primarily due to increased staffing costs of $0.2 million related to the hiring of additional staff. This was offset by decreased product advocacy costs related to clinical trial support and awareness and initiation of commercialization planning projects for MyVax due to timing of projects of $0.2 million. We expect sales and marketing spending to increase during 2005 and subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL.

General and administrative expenses

	Three Months Ended
	March 31,		Percent
in thousands (except percentages)	2005	2004	Change
Staffing related	$803	$322	149%
Legal, professional fees and insurance	279	215	30%
Facilities and other costs	192	45	327%

Total general and administrative expenses	$1,274	$582	119%

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.

     General and administrative expenses increased in the three months ended March 31, 2005 as compared to the same period in 2004, due primarily to additional administrative expenses of approximately $0.7 million related to higher payroll-related costs, legal and professional fees and corporate insurance costs required to support the organizational growth of the company.

     We expect our general and administrative expenses to increase during 2005 as a result of additional administrative and infrastructure costs associated with being a public company, including costs associated with ongoing compliance with the requirements of the Sarbanes-Oxley Act of 2002 and potential implementation of new finance and accounting systems.

Interest Expense

     Interest expense for each of the three months ended March 31, 2005 and 2004 was $1,000 and was related to expense incurred for our capital lease obligations.

Interest and Other Income, Net

	March 31,		Percent
in thousands (except percentages)	2005	2004	Change
Interest and other income, net	$637	$61	944%

     Interest and other income, net for the three months ended March 31, 2005 was $0.6 million, as compared to $0.1 million for the same period in 2004. The increase from 2005 to 2004 was due to interest on higher average cash balances as a result of proceeds received from our follow-on offering in June 2004 and our private placement in December 2004.

Liquidity and Capital Resources

	As of	As of
	March 31,	December 31,
(in thousands)	2005	2004
Cash, cash equivalents and marketable securities	$109,400	$116,509

	Three months ended
	March 31,
Cash flows:	2005	2004
Net cash used in operating activities	$(6,758)	$(6,459)

Net cash provided by (used in) investing activities	11,443	(54)

Net cash used in financing activities	(166)	(373)

     As of March 31, 2005, we had cash, cash equivalents and marketable securities of $109.4 million, compared to $116.5 million as of December 31, 2004.

     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and as of March 31, 2005, we had an accumulated deficit of $121.8 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of $18.4 million related to our preferred stock financings in April and May 2003. Also, our accumulated deficit includes a non-cash charge of $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through March 31, 2005, we had amortized and expensed non-cash stock-based compensation of $1.2 million.

     Net cash used in operating activities was $6.8 million and $6.5 million for the three months ended March 31, 2005 and 2004, respectively. The increased use of cash in operations for 2005 compared to 2004 was primarily due to our continued research and development activities associated with MyVax for the treatment of B-cell NHL and higher cash usage for prepaids and other assets and accounts payable, offset partially by an increase in accrued liabilities, both of which were due to the timing of payments made to our vendors.

     Net cash provided by investing activities was $11.4 million for the three months ended March 31, 2005. Net cash used in investing activities was $0.1 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, we had maturities and sales of marketable securities of $87.5 million which were partially offset by purchases of $76.0 million of marketable securities. During the three months ended March 31, 2004, we did not have any marketable securities. Payments for capital expenditures, consisting of purchases of office and laboratory equipment and leasehold improvements to our facilities, were $0.1 million, for each of the three months ended March 31, 2005 and 2004. We expect our capital expenditures to increase in future years to support our development and commercialization efforts and the build out of our new commercial facility. In the future, net cash used by investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of marketable securities.

     Net cash used in financing activities was $0.2 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, we made payments of approximately $0.2 million related to offering costs from our recent private placement of common stock in December 2004. During the three months ended March 31, 2004, we made payments of $0.4 million related to offering costs from our initial public offering.

     As of March 31, 2005, we had contractual obligations related to operating and capital leases as follows (in thousands):

	Payments Due by Period
		Less than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years	Years	5 Years
Contractual obligations:
Non-cancelable operating lease obligations	$844	$651	$193	$—	$—
Capital lease obligations	82	40	42	—	—

Total contractual obligations	$926	$691	$235	$—	$—

     Our long term commitments under operating leases shown above consist of payments relating to four real estate leases and subleases covering the 46,780 square feet of our present facility. These leases and subleases expire between January 2006 and November 2006.

     We anticipate working on a number of long-term development projects which will involve experimental and unproven technology. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will need operating funds to continue our research and development activities and clinical trials, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources to support our current operating plan for at least the next 12 months. Our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect that our cash consumption will increase in 2005 as we anticipate an increase in operating expenses related to the growth of the company, as well as the build-out of our commercial manufacturing facility. We will need to raise additional funds to complete the construction and qualification of a commercial scale manufacturing facility and to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. A commercial scale manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. We anticipate spending for a commercial scale manufacturing facility to begin in the second quarter of 2005. We estimate that the total cost of the facility, including related manufacturing equipment, could exceed $65 million.

     Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax, including regulatory approval of our commercial scale manufacturing facility, we anticipate that the earliest we could realize product revenue is late in 2006. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and any debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

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

     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. Net losses were $7.0 million for the three months ended March 31, 2005, $27.0 million in 2004, $48.9 million in 2003 and $19.9 million in 2002. As of March 31, 2005, we had an accumulated deficit of $121.8 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the construction and qualification of a commercial scale manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will achieve or sustain product revenues or become profitable, if ever.

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

     We anticipate the earliest we could realize product revenue is late in 2006. We do not anticipate that we will achieve profitability for at least several years after generating revenues. If we are unable to generate sufficient revenue, we will not become profitable, and we may be unable to continue our operations.

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

     Developing patient-specific active immunotherapies, conducting clinical trials, establishing manufacturing facilities and marketing immunotherapies that we may develop is expensive. We will need to raise additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development activities;

•	complete the construction and qualification of a commercial scale manufacturing facility; and

•	commercialize MyVax, or any other immunotherapies that we may develop, if any such immunotherapies receive regulatory approval.

     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources to support our current operating plan for at least the next 12 months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need to raise additional funds complete the construction and qualification of a commercial scale manufacturing facility and to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. A manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.

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

     Even if we achieve positive interim results in our pivotal Phase 3 clinical trial and receive regulatory approval for MyVax, including regulatory approval of a commercial scale manufacturing facility, we anticipate the earliest we could realize product revenue is late in 2006. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

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

     To date, we have only manufactured MyVax in quantities necessary to support our ongoing pivotal Phase 3 clinical trial and Phase 2 clinical trials for MyVax. We have no experience in manufacturing MyVax, or any other immunotherapies, for the number of patients and at a cost that would support commercial use. In addition, since no other company has manufactured an immunotherapeutic product for commercial sale, there are no precedents from which we could learn. To commercialize MyVax, we will need to construct and qualify a commercial scale manufacturing facility that meets current Good Manufacturing Practices, or cGMP, standards. In doing so, we may encounter problems with, among other things, controlling costs and quality control and assurance.

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

     As of March 31, 2005, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.

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

     In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies. To date, we have elected not to seek licenses for these patents because, among other reasons, we believe that our pre-commercialization activities fall within the scope of an available exemption. In addition, we do not believe that we will be required to seek any licenses upon completion of our pre-commercialization activities. For more information, please refer to the section in our annual report on Form 10-K filed with the Securities and Exchange Commission entitled “Business — Intellectual Property”. We may be exposed to future litigation by the companies holding these patents or other third parties based on claims that MyVax, or any other immunotherapies that we may develop, or the methods we employ to manufacture them, infringe their intellectual property rights. Our ability to manufacture and commercialize MyVax, or any other immunotherapies that we may develop, may depend on our ability to demonstrate that MyVax, or any other immunotherapies that we may develop, and our manufacturing processes do not infringe third-party patents. If these patents were found to cover MyVax, or any other immunotherapies that we may develop, or our manufacturing process, we could be required to pay damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtained a license. A license may not be available to us on acceptable terms in the future, if at all.

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

     Before we can begin to commercially manufacture MyVax, we must obtain regulatory approval from the FDA for our manufacturing facility and process. In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before MyVax can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers are found to be out of compliance with cGMP, we may experience delays or disruptions in the manufacturing of MyVax while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell MyVax, or any other immunotherapies that we may develop.

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

     Several companies, such as Corixa Corporation, Biogen Idec Inc. and Immunomedics, Inc., are involved in the development of passive immunotherapies for the treatment of NHL. Various products are currently marketed for treatment of NHL. Rituxan, a passive immunotherapy co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the treatment of relapsed or refractory, low grade B-cell NHL. In addition, Biogen Idec Inc. has received FDA approval for marketing its passive radioimmunotherapy product, Zevalin, and GlaxoSmithKline Plc and Corixa Corporation received FDA approval for marketing their version of passive radioimmunotherapy product, Bexxar, for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL. For more information, please refer to the section entitled “Business — MyVax Personalized Immunotherapy” in our annual report on Form 10-K filed with the Securities and Exchange Commission.

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

Our efforts to discover, develop and commercialize MyVax for indications other than follicular B-cell NHL are at an early stage and are subject to a high risk of failure.

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

     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dr. Dan W. Denney, Jr., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax. Currently, we do not have employment agreements with any members of senior management. As of March 31, 2005, Dr. Denney owned 1,175,300 shares of our common stock that were not subject to any vesting and options to purchase 225,000 shares of our common stock, of which approximately 57,810 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.

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

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the success of our research efforts and clinical trials;

•	announcements of technological innovations or new products by us or our competitors;

•	announcement of FDA approval or non-approval of MyVax, or any other immunotherapies that we may develop, or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to MyVax, or any other immunotherapies that we may develop, clinical trials, manufacturing process or sales and marketing activities;

•	regulatory developments in the United States and foreign countries;

•	any intellectual property infringement lawsuit involving us;

•	announcements concerning our competitors, or the biotechnology or biopharmaceutical industries in general;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

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

     As of March 31, 2005, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 25% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Future sales of our common stock could lower the market price of our common stock.

     Sales of substantial amounts of shares in the public market could harm the market price of our common stock. As of March 31, 2005, 28,195,872 shares of our common stock were outstanding. All of these shares are freely tradeable under federal and state securities laws.

In addition, of the 2,032,596 shares issuable upon exercise of options to purchase our common stock outstanding as of March 31, 2005, approximately 488,495 shares were vested and eligible for sale as of March 31, 2005. In addition, if we propose to register any of our securities under the Securities Act of 1933, as amended, either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock. In addition, holders of registration rights may require us on not more than two occasions at any time to file a registration statement under the Securities Act with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3. These rights shall terminate altogether in November 2006, and, with respect to each holder of such rights, on the date when such holder holds less than 1% of our outstanding shares of common stock and is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any 90-day period. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

We will need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to comply with new reporting requirements. While we were able to complete a favorable assessment as to the adequacy of our internal control reporting for our fiscal year ending December 31, 2004, there is no assurance that we will be able to complete future favorable assessments as to the adequacy of our internal control reporting.

The adoption of Statement of Financial Accounting Standard No. 123R and changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and affect our reported results of operations.

     On December 16, 2004, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment - An Amendment of FASB Statements No. 123 and 95,” (“SFAS 123R”) which will require us to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and record compensation expense in our statement of operations. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our financial statements is January 1, 2006. Adoption of this statement could have a significant impact on our financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes, as is our current practice. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future The adoption of SFAS 123R and other potential changes could materially impact our results of operations. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We are exposed to interest rate risk primarily through our short-term investments. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. As of March 31, 2005, cash, cash equivalents and marketable securities were $109.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2005, the decline in fair value of our portfolio would be immaterial.

     In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the quarterly period covered by this Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

     From the time of receipt through March 31, 2005, we have invested the net proceeds from our initial public offering in marketable securities. During that period, we have funded our operations using the proceeds from our initial public offering. Approximately $1.0 million of the proceeds was used in November 2003 to repay a portion of the outstanding borrowings under our line of credit facilities. On November 14, 2003, we terminated both credit facilities. In addition, approximately $35.4 million of the proceeds were used to fund operations through March 31, 2005 and approximately $0.9 million of the proceeds were used for capital expenditures. None of the expenses, or application of the net proceeds, were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates(other than salaries to officers arising out of normal operating activities).

(c) The table below reflects our stock purchases during the three months ended March 31, 2005. All shares were repurchased by us from former employees pursuant to repurchase options granted to us by the employees under an early exercise option agreement.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Program

January 1-31, 2005	188	$1.20	—	17,136
February 1-28, 2005	—	—	—	16,317
March 1-31, 2005	—	—	—	15,623

ITEM 5. OTHER INFORMATION

     On March 10, 2005, Genitope Corporation entered into a short-term lease with Metropolitan Life to extend its stay in its current corporate headquarters in Redwood City, California until such time the lease and build out of a new corporate headquarters and commercial manufacturing facility is complete.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENITOPE CORPORATION

Date: May 9, 2005	/s/ Dan W. Denney Jr.

Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2005	/s/ John M.Vuko

John M. Vuko
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation
3.2*	Amended and Restated Bylaws of Genitope Corporation
4.1**	Specimen Common Stock Certificate
4.2*	Investor Rights Agreement, dated August 29, 2003, by and among Registrant and certain investors named therein
4.3 *	Series F Warrant, dated August 29, 2003, between Registrant and Stanford C. Finney
10.1	Lease, dated March 10, 2005, between Metropolitan Life Insurance Company and Genitope Corporation
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***	Certification by the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

* Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the Securities and Exchange Commission on August 6, 2003, as amended, and incorporated herein by reference.

** Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1/A (File No. 333-107719), as filed with the Securities and Exchange Commission on September 11, 2003, as amended, and incorporated herein by reference.

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