Form 10-Q
period 2005-06-30
GENITOPE CORP
filed 2005-08-08
CIK 1028358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 29, 2005, 28,265,892 shares of common stock of Genitope Corporation were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share and share data)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$8,743	$60,087
Marketable securities	92,592	56,422
Prepaid expenses and other current assets	1,026	1,101

Total current assets	102,361	117,610
Property and equipment, net	3,273	2,196
Other assets	1,070	59

Total assets	$106,704	$119,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,754	$2,073
Accrued and other current liabilities	2,387	1,502
Current lease obligations	33	46

Total current liabilities	4,174	3,621
Noncurrent lease obligations	36	48
Deferred rent	929	—

Total liabilities	5,139	3,669

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; Issued and outstanding: 28,263,300 shares at June 30, 2005 and 28,191,145 shares at December 31, 2004	28	28
Additional paid-in capital	232,007	231,784
Deferred stock compensation	(337)	(733)
Accumulated other comprehensive loss	(114)	(94)
Deficit accumulated during the development stage	(130,019)	(114,789)

Total stockholders’ equity	101,565	116,196

Total liabilities and stockholders’ equity	$106,704	$119,865

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

					Cumulative
					Period from
					August 15, 1996
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,		June 30		to June 30,
	2005	2004	2005	2004	2005
Operating expenses:
Research and development	$7,087	$5,542	$12,970	$11,160	$88,036
Sales and marketing	589	419	1,064	933	5,787
General and administrative	1,283	913	2,557	1,495	15,141

Total operating expenses	8,959	6,874	16,591	13,588	108,964

Loss from operations	(8,959)	(6,874)	(16,591)	(13,588)	(108,964)

Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	—	(3,509)
Interest expense	—	(1)	(1)	(2)	(2,983)
Interest and other income	725	96	1,362	157	3,844

Net loss	(8,234)	(6,779)	(15,230)	(13,433)	(111,612)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	—	(18,407)

Net loss attributable to common stockholders	$(8,234)	$(6,779)	$(15,230)	$(13,433)	$(130,019)

Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.37)	$(0.54)	$(0.76)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	28,228	18,562	28,202	17,789

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
	Six Months Ended		(date of inception)
	June 30,		to June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(15,230)	$(13,433)	$(111,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	508	373	4,924
Loss on disposal of assets	—	—	29
Stock-based compensation expense	197	698	4,901
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of the lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities:
Prepaids and other assets	(927)	14	(1,909)
Accounts payable	(383)	(1,068)	1,508
Accrued and other current liabilities	463	282	1,778
Deferred rent	929	—	929

Net cash used in operating activities	(14,443)	(13,134)	(93,072)

Cash flows from investing activities:
Purchase of property and equipment	(949)	(138)	(7,237)
Purchase of marketable securities	(242,238)	(11,494)	(402,010)
Sale of marketable securities	58,864	—	81,037
Maturities of marketable securities	147,184	—	228,267
Long term cash deposits	—	—	(167)

Net cash used in investing activities	(37,139)	(11,632)	(100,110)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	(353)	33,735
Net proceeds from issuance of common stock related to follow-on public offering	—	55,936	55,718
Net proceeds from issuance of common stock related to private placement	(164)	—	57,256
Borrowings under lines of credit	—	—	8,786
Repayment of borrowings under lines of credit	—	—	(8,786)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	427	266	1,675
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	—	(50)	(83)
Proceeds from note receivable from stockholder	—	—	102
Principal payments on capital lease obligations	(25)	(13)	(65)

Net cash provided by financing activities	238	55,786	201,925

Net increase (decrease) in cash and cash equivalents	(51,344)	31,020	8,743
Cash and cash equivalents, beginning of period	60,087	29,790	—

Cash and cash equivalents, end of period	$8,743	$60,810	$8,743

Supplemental disclosure:
Cash paid for interest	$1	$—	$152
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Conversion of notes payable to preferred stock	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to follow on offering	$—	$232	$—
Accrued offering costs for issuance of common stock related to private placement	$(150)	$—	$—
Acquisition of property and equipment under capital leases	$—	$—	$134
Accrued costs for acquisition of property and equipment	$417	$—	$636
Receivable from issuance of common stock under stock plan	$(2)	$—	$9
Unrealized losses on marketable securities	$(20)	$—	$(114)
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
Liquidity
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2005, we had an accumulated deficit of $130.0 million. As of June 30, 2005, we had cash, cash equivalents and marketable securities of $101.3 million.
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
     All stock compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans: an Interpretation of APB Opinions No. 15 and 25,” (“FIN 28”). We are amortizing stock compensation to expense over the period during which the options vest, generally four years, using an accelerated vesting model consistent with FIN 28. Amortization of stock-based compensation for employees and non-employees is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Amortization of stock-based compensation:
Research and development	$(16)	$269	$74	$544
Sales and marketing	16	41	35	87
General and administration	40	118	88	67

	$40	$428	$197	$698

     Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.
     The determination of the fair value of each option and employee purchase right has been estimated at the date of grant, assuming the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three		For the Six		For the Three		For the Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Average risk-free interest rates	3.85%	2.69%	3.79%	2.70%	2.70%	1.10%	1.99%	1.06%
Average expected life (in years)	4.00	4.00	4.00	4.00	0.84	0.63	0.88	0.54
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	63%	73%	65%	78%	57%	59%	61%	54%
     Had compensation cost for our employee stock-based compensation plan been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, as amended by SFAS 148, our net loss would have been increased to the amounts below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(8,234)	$(6,779)	$(15,230)	$(13,433)
Add: Employee stock-based compensation included in reported net earnings	(38)	428	103	698
Deduct: Employee total stock-based compensation determined under fair value method	(1,959)	(881)	(3,531)	(1,515)

Adjusted net loss attributable to common stockholders	$(10,231)	$(7,232)	$(18,658)	$(14,250)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.29)	$(0.37)	$(0.54)	$(0.76)

Adjusted	$(0.36)	$(0.39)	$(0.66)	$(0.80)

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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations, financial position or cash flows.
Comprehensive loss
     Comprehensive loss is comprised of net loss and changes in unrealized gains/losses on available-for-sale securities. There were no material differences between net loss and comprehensive loss for all periods presented.
NOTE 2. NET LOSS PER SHARE
     Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase. Diluted net loss per share attributable to common stockholders should give effect to the dilutive effect of potential issuances of common stock consisting of stock options, stock issuable under our ESPP, warrants and common stock subject to repurchase. However, all potentially dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to our net loss.

A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Numerator:
Net loss attributable to common stockholders	$(8,234)	$(6,779)	$(15,230)	$(13,433)

Denominator:
Weighted average common shares outstanding	28,237	18,590	28,215	17,834
Less: Weighted average unvested common shares subject to repurchase	(9)	(28)	(13)	(45)

Denominator for basic and diluted calculations	28,228	18,562	28,202	17,789

Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.37)	$(0.54)	$(0.76)

     The following outstanding stock options, shares issuable under our ESPP, warrants and common stock subject to repurchase were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	As of June 30,
	2005	2004
Shares issuable upon exercise of stock options	2,801	1,185
Shares issuable upon exercise of warrants	267	267
Shares issuable related to ESPP	9	4
Common stock subject to repurchase	7	25

	3,084	1,481

NOTE 3. MARKETABLE SECURITIES
     As of June 30, 2005, all of our investments are classified as short-term, as we have classified our investments as available-for-sale and may not hold our investments until maturity. The following is a summary of our available-for-sale marketable securities as of June 30, 2005 and December 31, 2004 (in thousands):

	As of June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Maturing within one year:
Corporate bonds	$35,783	$8	$(53)	$35,738
U.S. government and agency securities	56,922	7	(76)	56,854

Total available-for-sale marketable securities	$92,705	$15	$(129)	$92,592

	As of December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Maturing within one year:
Commercial paper	$990	$—	$—	$990
Corporate bonds	33,249	3	(46)	33,206
U.S. government and agency securities	16,324	—	(21)	16,303

	50,563	3	(67)	50,499

Maturing between one and two years:
U.S. government and agency securities	5,953	—	(30)	5,923

Total available-for-sale marketable securities	$56,516	$3	$(97)	$56,422

NOTE 4. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Accrued compensation and benefits	$1,283	$430
Professional fees	652	674
Clinical trials	239	225
Other	213	173

	$2,387	$1,502

NOTE 5. NEW BUILDING LEASE AGREEMENTS
     In May 2005, we entered into two lease agreements (the “Lease Agreements”) to rent an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is for 15 and a half years and will terminate in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property.
     Simultaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the approximately 220,000 square foot, two-building campus. As part of the construction agreements, the landlord will furnish us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we are required to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance. The letter of credit will be collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account.
     The Lease Agreements provide for rent holidays for the first five and a half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term. We will recognize rent expense on a straight-line basis over the term of the lease, taking into account the rent holidays, the scheduled rent increases, and the tenant improvement allowance. As of June 30, 2005, we have recorded approximately $0.9 million related to these rent holidays (under the caption of “Deferred rent”). In addition, as of June 30, 2005, we have capitalized approximately $0.9 million (recorded in Property and equipment, net) of pre-construction activities related to the design and build out of these two buildings.
     Under the Lease Agreements, we are also required to give a $2.0 million security deposit, of which $1.0 million is in the form of cash and $1.0 million is in the form of a letter of credit. As of June 30, 2005, we have provided a cash security deposit of $1.0 million (recorded in Other assets) and will be providing a letter of credit amounting to $1.0 million, which will be collateralized for the same amount by a certificate of deposit held in a Genitope bank account.
     Under the Lease Agreements, the future minimum lease commitment for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and thereafter are approximately $0.8 million, $6.2 million, $6.4 million, $6.6 million, $6.8 million and $88.6 million, respectively.

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
Overview
     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax(R) personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma, or B-cell NHL. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% to 90% of over 300,000 existing and approximately 55,000 newly diagnosed NHL patients each year. NHL is clinically classified as either slow-growing, referred to as indolent, or fast-growing, referred to as aggressive. There are approximately 25,000 patients diagnosed with indolent B-cell NHL in the United States each year. Our pivotal Phase 3 clinical trial is designed for the treatment of follicular B-cell NHL, which represents approximately half of the cases of indolent B-cell NHL. Results from our completed and ongoing clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we are planning to develop MyVax for the treatment of chronic lymphocytic leukemia, or CLL.
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
     On July 25, 2005, the DSMB met again and reviewed the first planned interim analysis of data for efficacy in our pivotal Phase 3 clinical trial and recommended the trial continue as planned. We currently anticipate that the next planned interim analysis of data for efficacy will be scheduled to occur in mid-2006, with the detailed follow-up period of the clinical trial scheduled to conclude in approximately the fourth quarter of 2007. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $7.1 million and $5.5 million for the three months ended June 30, 2005 and 2004, respectively and approximately $13.0 million and $11.2 million for the six months ended June 30, 2005 and 2004, respectively. From inception through June 30, 2005, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $88.0 million.
     In May 2005, we entered into two lease agreements (the “Lease Agreements”) to rent an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is for 15 and a half years and will terminate in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property. Simultaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the approximately 220,000 square foot, two-building campus. The current estimated cost of the build-out is approximately $60 million. As part of the construction agreements, the landlord will furnish us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. We anticipate that we will start construction during the latter part of 2005.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2005, we had an accumulated deficit of $130.0 million. As of June 30, 2005, we had cash, cash equivalents and marketable securities of $101.3 million.
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
     We are not providing any guidance as to the earliest date that we could realize product revenue, at least until the next interim analysis of data occurs, which is scheduled to occur in mid-2006, and the primary endpoint of the trial is reached. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and any additional debt financing, if available, may involve restrictive covenants.
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
     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing or estimated costs of the efforts necessary to complete the development of MyVax or the date of completion of these development efforts. We cannot reasonably estimate when we may have material net cash inflows from sales of MyVax, if ever. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing MyVax, including:
•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the second interim analysis of our pivotal Phase 3 clinical trial;

•	the uncertainty of clinical trial results;

•	extensive governmental regulation, both foreign and domestic, for approval of new products; and

•	the uncertainty related to completion of construction and qualification of our new manufacturing facility.
     If we fail to complete the development of MyVax in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations.
     A further discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts,” “We currently have no source of revenue and may never become profitable,” “If clinical trials of MyVax, or any other immunotherapies that we may develop, do not produce successful clinical trial results, we will be unable to commercialize these products” and "Our efforts to discover, develop and commercialize MyVax for indications other than follicular B-cell NHL are at an early stage and are subject to a high risk of failure,” as well as other risk factors. We anticipate that we will continue to incur net losses for the next few years as we continue our clinical development, apply for regulatory approvals, construct and qualify a manufacturing facility for the manufacture of MyVax, develop active immunotherapies for the treatment of CLL and potentially other forms of cancer, establish sales and marketing and distribution capabilities and expand our operations.

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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations, financial position or cash flows.
Results of Operations
Research and development expenses

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
in thousands (except percentages)
Staffing related	$3,158	$2,176	45%	$6,264	4,396	42%
Clinical trial and manufacturing material costs	1,767	2,158	(18%)	3,381	4,150	(19%)
Amortization of deferred stock-based compensation	(16)	269	(106%)	74	544	(86%)
Facilities and other costs	2,178	939	132%	3,251	2,070	57%

Total research and development expenses	$7,087	$5,542	28%	$12,970	$11,160	16%

     Research and development expenses represented approximately 79% and 81% of our total operating expenses for the three months ended June 30, 2005 and 2004, respectively and approximately 78% and 82% for the six months ended June 30, 2005, and 2004, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs related to the development of our manufacturing process.
     Research and development expenses increased in the three months ended June 30, 2005, as compared to the same period in 2004, due primarily to higher staffing levels, of which approximately $1.0 million was related to the hiring of process sciences, research and manufacturing executives in the first quarter of 2005 and related personnel. In addition, we recognized higher rent expense of approximately $0.9 million related to rent associated with the Lease Agreements for the new manufacturing facility and corporate headquarters and an increase in other costs of approximately $0.3 million consisting of depreciation expense, travel and outside facility costs related to the maintenance of our other facilities located in Redwood City and Foster City, California. This increase was offset partially by decreased costs related to manufacturing materials and external testing of approximately $0.4 million, resulting from the completion of patient registration in the second quarter of 2004 and a decrease in non-cash stock-based compensation expense of approximately $0.3 million related to the cancellation of unvested stock options.
     The increase in research and development expenses for the six months ended June 30, 2005, as compared to the same period in 2004, was primarily a result of higher staffing levels, of which approximately $1.9 million was related to the hiring of process sciences, research and manufacturing executives and related personnel. In addition, we recognized higher rent expense of approximately $0.9 million related to rent associated with the Lease Agreements for the new manufacturing facility and corporate headquarters as well as increase in other costs of approximately $0.3 million consisting of depreciation expense and travel. This increase was offset partially by decreased costs related to manufacturing materials and external testing of approximately $0.8 million, resulting from the completion of patient registration in the second quarter of 2004 and a decrease in non-cash stock-based compensation expense of approximately $0.4 million related to the cancellation of unvested stock options.
     We expect to devote substantial resources to research and development in future periods as we continue our development of MyVax and expect our research and development expenditures to continue to increase during 2005 and subsequent years. Many factors can affect the cost and timing of our clinical trials, including inconclusive trial results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our clinical trials. In addition, the development of our products will be subject to extensive governmental regulation. These and other factors make it difficult for us to accurately predict the timing and costs of further development and approval of our products.
Sales and marketing expenses

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
in thousands (except percentages)
Staffing related	$251	$109	130%	$509	$225	126%
Product advocacy costs	204	235	(13%)	319	516	(38%)
Facilities and other costs	134	75	79%	236	192	23%

Total sales and marketing expenses	$589	$419	41%	$1,064	$933	14%

     Sales and marketing expenses primarily consist of personnel costs and costs associated with outside marketing activities related to product support and awareness.
     Sales and marketing expenses for the three months ended June 30, 2005 increased, as compared to the same period in 2004, primarily due to increased staffing costs of approximately $0.1 million related to the hiring of additional staff.
     Sales and marketing expenses for the six months ended June 30, 2005 increased, as compared to the same period in 2004, primarily due to increased staffing costs of approximately $0.3 million related to the hiring of additional staff. This was offset by decreased product advocacy costs related to clinical trial support and awareness and initiation of commercialization planning projects for MyVax due to timing of projects of approximately $0.2 million.
     We expect sales and marketing spending to continue to increase during 2005 and subsequent years as we prepare for the potential commercialization of MyVax for the treatment of B-cell NHL.
     General and administrative expenses

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
in thousands (except percentages)
Staffing related	$589	$321	83%	$1,392	$643	116%
Legal, professional fees and insurance	401	332	21%	697	539	29%
Amortization of deferred stock-based compensation	40	118	(66%)	88	67	31%
Facilities and other costs	253	142	78%	380	246	54%

Total general and administrative expenses	$1,283	$913	41%	$2,557	$1,495	71%

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.

     General and administrative expenses increased in the three months ended June 30, 2005 as compared to the same period in 2004, due primarily to additional administrative expenses of approximately $0.3 million related to higher payroll-related costs, legal and professional fees and corporate insurance costs required to support the organizational growth of the company and approximately $0.1 million associated with higher facility and other costs. This was offset by a decrease in non-cash stock-based compensation expense of approximately $0.1 million related to the cancellation of unvested stock options.
     General and administrative expenses increased in the six months ended June 30, 2005 as compared to the same period in 2004, due primarily to higher payroll-related costs, legal and professional fees and corporate insurance costs totaling approximately $1.0 million required to support the organizational growth of the company.
     We expect our general and administrative expenses to continue to increase during 2005 as a result of additional administrative and infrastructure costs associated with being a public company, including costs associated with the growth of our organization, ongoing compliance with the requirements of the Sarbanes-Oxley Act of 2002 and potential implementation of new finance and accounting systems.
     Interest Expense
     Interest expense for the three months ended June 30, 2005 and 2004 was $0 and $0.2 thousand, respectively. Interest expense for the six months ended June 30, 2005 and 2004 was $0.1 thousand and $0.2 thousand, respectively. Interest expense is related to expense incurred for our capital lease obligations.
     Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
in thousands (except percentages)
Interest and other income, net	$725	$96	655%	$1,363	$157	768%
     The increase from 2005 to 2004 was due to interest received related to higher average cash balances as a result of proceeds received from our follow-on offering in June 2004 and our private placement in December 2004 and higher interest rates during the first half of 2005.
Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
(in thousands)	2005	2004

Cash, cash equivalents and marketable securities	$101,335	$116,509

	Six months ended
	June 30,
	2005	2004
Cash flows:

Net cash used in operating activities	$(14,443)	$(13,134)

Net cash used in investing activities	$(37,139)	$(11,632)

Net cash provided by financing activities	$238	$55,786

     As of June 30, 2005, we had cash, cash equivalents and marketable securities of approximately $101.3 million, as compared to approximately $116.5 million as of December 31, 2004.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of public stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and as of June 30, 2005, we had an accumulated deficit of approximately $130.0 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Also, our accumulated deficit includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through June 30, 2005, we had amortized and expensed non-cash stock-based compensation of approximately $1.2 million.
     Net cash used in operating activities was approximately $14.4 million and $13.1 million for the six months ended June 30, 2005 and 2004, respectively. The increased use of cash in operations for 2005 compared to 2004 was primarily due to our continued research and development activities associated with MyVax for the treatment of B-cell NHL and higher cash usage for prepaids and other assets, primarily related to a $1.0 million cash deposit for the new manufacturing facility and corporate headquarters, and accounts payable, offset by an increase in accrued liabilities, both of which were due to the timing of payments made to our vendors, and an increase in deferred rent of approximately $0.9 million related to rent holidays for the new manufacturing facility and corporate headquarters.
     Net cash used in investing activities was approximately $37.1 million for the six months ended June 30, 2005. Net cash used in investing activities was approximately $11.6 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, we had maturities and sales of marketable securities of approximately $206.0 million which were partially offset by purchases of approximately $242.2 million of marketable securities. During the six months ended June 30, 2004, we purchased approximately $11.5 million of marketable securities. Payments for capital expenditures, consisting of purchases of office and laboratory equipment and payments related to pre-construction and design activities for our new manufacturing facility and corporate headquarters, were approximately $0.9 million for the six months ended June 30, 2005. Capital expenditures for the six months ended June 30, 2004 was approximately $0.1 million. We expect our capital expenditures to increase in future years to support our development and commercialization efforts and to build and construct our new manufacturing facility and corporate headquarters. The current estimated cost of the build-out of our new manufacturing facility and corporate headquarters is approximately $60 million, of which approximately $26.3 million will be furnished by the Landlord as a tenant improvement allowance to be applied towards the construction of the two buildings. In the future, net cash provided by (used in) investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of marketable securities.
     Net cash provided by financing activities was approximately $0.2 million and $55.8 million for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, we received approximately $0.4 million related to proceeds from the issuance of common stock under our stock option and employee stock purchase plans. These proceeds were offset partially by payments of approximately $0.2 million related to offering costs from our recent private placement of common stock in December 2004. During the six months ended June 30, 2004, we completed a follow-on public offering, in which we sold 7,013,646 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $59.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $55.9 million. In addition, we received approximately $0.3 million related to proceeds from the issuance of common stock under our stock option and employee stock purchase plans. These proceeds were offset by payments of approximately $0.4 million related to offering costs from our initial public offering.
     As of June 30, 2005, we had contractual obligations related to operating and capital leases as follows (in thousands):

		Less than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years (1)	Years (2)	5 Years
Contractual obligations:

Non-cancelable operating lease obligations related to new building lease agreements	$115,421	$3,870	$12,790	$13,568	$85,193
Non-cancelable operating lease obligations related to other facilities	678	612	66	—	—
Capital lease obligations	69	33	36	—	—

Total contractual obligations	$116,168	$4,515	$12,892	$13,568	$85,193

(1)	Includes payments from July 1, 2006 through June 30, 2008

(2)	Includes payments from July 1, 2008 through June 30, 2010
     In May 2005, we entered into two lease agreements to rent approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is for 15 and a half years and will terminate in November 2020. The Lease Agreements include two five-year options to extend. In addition, we have a three-year option to lease additional space on adjacent property.
     Simultaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the 220,000 square foot, two-building campus. The current estimated cost of the build-out is approximately $60 million. As part of the construction agreements, the landlord will furnish us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we are required to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the landlord tenant improvement allowance. The letter of credit will be collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account. We will record the collateralized bank account balance as restricted cash once the letter of credit has been issued. We expect to start construction during the latter part of 2005.
     The Lease Agreements provide for rent holidays for the first five and a half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term. As of June 30, 2005, we have recorded $0.9 million related to these rent holidays (under the caption of “Deferred rent”).
     Under the Lease Agreements, we are also required to give a $2.0 million security deposit, of which $1.0 million is in the form of cash and $1.0 million is in the form of a letter of credit. As of June 30, 2005, we have provided a cash security deposit of $1.0 million (recorded in Other assets) and will be providing a letter of credit amounting to $1.0 million, which will be collateralized for the same amount by a certificate of deposit held in a Genitope bank account. We will record the collateralized bank account balance as restricted cash once the letter of credit has been issued.
     Our long term commitments under operating leases related to our other facilities consist of payments relating to four real estate leases and subleases covering 46,780 square feet, located in Redwood City and Foster City, California. These leases and subleases expire between January 2006 and November 2006.
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
     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan for at least the next 12 months. Our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect that our cash consumption will increase in 2005 as we anticipate an increase in operating expenses related to the growth of the company, as well as the build-out of our manufacturing facility and corporate headquarters. We will need to raise additional funds to complete the construction and qualification of a manufacturing facility and to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. A manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. During the second quarter of 2005, we began spending for our new manufacturing facility and corporate headquarters and have incurred approximately $0.9 million through June 30, 2005 related to pre-construction and design activities. We estimate that the total cost of the facility, including related manufacturing and laboratory equipment, could exceed $70 million.
     We are not providing any guidance as to the earliest date that we could realize product revenue, at least until the next interim analysis of data occurs, which is scheduled to occur in mid-2006 and the primary endpoint of the trial is reached. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and any debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.
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
     Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, positive time to disease progression results in small scale Phase 2 clinical trials are not necessarily indicative of the time to disease progression results in larger Phase 3 clinical trials. Moreover, all preliminary clinical data reported from time to time prior to the release of final results of a trial regarding time to disease progression is not fully audited and has been taken from databases that have not been fully reconciled against medical records kept at the clinical sites or that may not include the most current information on patient disease progressions. The DSMB’s recommendation that we continue our ongoing pivotal Phase 3 clinical trial for MyVax is not indicative of the eventual outcome of the Phase 3 clinical trial. Failure can occur at any stage of testing. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. The data collected from our clinical trials may not be sufficient to support regulatory approval of MyVax, or any other immunotherapies that we may develop. We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Our failure to adequately demonstrate the safety and efficacy of MyVax, or any other immunotherapies that we may develop, will prevent receipt of regulatory approval and, ultimately, commercialization of MyVax, or any other immunotherapies that we may develop. Furthermore, because we have devoted most of our resources to the development of MyVax, our lead product candidate, we are dependent on its success.
We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future.
     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. Net losses were approximately $8.2 million and approximately $15.2 million for the three and six months ended June 30, 2005, respectively, approximately $27.0 million in 2004, approximately $48.9 million in 2003 and approximately $19.9 million in 2002. As of June 30, 2005, we had an accumulated deficit of approximately $130.0 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the construction and qualification of a manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will achieve or sustain product revenues or become profitable, if ever.

We currently have no source of revenue and may never become profitable.
     Our ability to become profitable depends upon our ability to generate revenue. To date, MyVax has not generated any revenue, and we do not know when or if MyVax will generate revenue. Our ability to generate revenue depends on a number of factors, including our ability to:
•	successfully complete our ongoing pivotal Phase 3 clinical trial for MyVax;

•	obtain regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	manufacture commercial quantities of MyVax at acceptable cost levels; and

•	successfully market and sell MyVax.
     We are not providing any guidance as to the earliest date that we could realize product revenue, at least until the next interim analysis of data occurs, which is scheduled to occur in mid-2006, and the primary endpoint of the trial is reached. We do not anticipate that we will achieve profitability for the next few years after generating revenues. If we are unable to generate sufficient revenue, we will not become profitable, and we may be unable to continue our operations.
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
     Developing patient-specific active immunotherapies, conducting clinical trials, establishing manufacturing facilities and marketing immunotherapies that we may develop is expensive. We will need to raise additional capital to:
•	fund our operations and clinical trials;

•	continue our research and development activities;

•	complete the construction and qualification of a manufacturing facility; and

•	commercialize MyVax, or any other immunotherapies that we may develop, if any such immunotherapies receive regulatory approval.
     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan for at least the next 12 months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need to raise additional funds to complete the construction and qualification of our new manufacturing facility and corporate headquarters and to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. A manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.
     Our future funding requirements will depend on many factors, including, but not limited to:
•	the cost and timing of completing the construction of our manufacturing facility(s) and corporate headquarters;

•	the rate of progress and magnitude and cost of our product development efforts and other research and development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the success of the commercialization of MyVax;

•	the pace of expansion of administrative and other infrastructure expenses required to support the growth of the organization;

•	the effect of competing technological and market developments; and

•	our ability to establish collaborative, licensing or other arrangements for the development, sale, marketing or distribution of our product candidates and the terms of those arrangements.
     Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.
     We are not currently providing any guidance as to the earliest date that we could realize product revenue, at least until the next interim analysis of data occurs, which is scheduled to occur in mid-2006, and the primary endpoint of the trial is reached. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.
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
     To date, we have only manufactured MyVax in quantities necessary to support our ongoing pivotal Phase 3 clinical trial and Phase 2 clinical trials for MyVax. We have no experience in manufacturing MyVax, or any other immunotherapies, for the number of patients and at a cost that would support commercial use. In addition, since no other company has manufactured an immunotherapeutic product for commercial sale, there are no precedents from which we could learn. To commercialize MyVax, we will need to construct and qualify a manufacturing facility that meets current Good Manufacturing Practices, or cGMP, standards. In doing so, we may encounter problems with, among other things, controlling costs and quality control and assurance. If we cannot manufacture a sufficient supply of MyVax on acceptable terms, the commercialization of MyVax will be delayed or prevented.
We currently depend on single source suppliers for critical raw materials for manufacturing, as well as other components required for the administration of MyVax. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of MyVax.
     We currently depend on single source suppliers for critical raw materials used in MyVax and other components used in the manufacturing process and required for the administration of MyVax. In particular, manufacturing of MyVax requires keyhole limpet hemocyanin or KLH, a foreign carrier protein which is derived from a giant sea snail. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, a single source supplier. We have entered into a supply agreement with biosyn, dated December 9, 1998, pursuant to which biosyn has agreed to supply us with KLH. The supply agreement expires on December 9, 2005 and a new agreement has not yet been reached. We are actively negotiating the terms of a new supply agreement with biosyn but we may not be able to reach an agreement with biosyn on terms that are acceptable to us, or at all. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy. Biosyn is not contractually obligated to supply us with the amounts of KLH they have previously supplied. There may be no other supplier of KLH of suitable quality for our purposes, and there are significant risks associated with our ability to produce KLH of suitable quality ourselves. Even if we identify another supplier of KLH, or produce KLH ourselves, we will not be able to use the alternative source of KLH for the commercial manufacture of MyVax unless the KLH is found to be comparable to the existing KLH. Any inability to obtain a sufficient supply of KLH of suitable quality from biosyn or an alternate supplier, or produce such KLH ourselves, could delay completion of our clinical trials and commercialization of MyVax.
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
     As of June 30, 2005, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.
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
     In order to continue our clinical trials and commercialize MyVax, or any other immunotherapies that we may develop, we will need to expand our employee base for managerial, operational, financial and other resources. We anticipate that we will need more than 350 employees by the time MyVax is initially commercialized. We are not providing any guidance as to the earliest date that we could realize product revenue, at least until the next interim analysis of data occurs, which is scheduled to occur in mid-2006, and the primary endpoint of the trial is reached. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize MyVax, or any other immunotherapies that we may develop, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:
•	manage our research and development efforts effectively;

•	manage our clinical trials effectively;

•	integrate additional management, administrative, manufacturing and sales and marketing personnel;

•	develop and implement our administrative, accounting, operations, quality, distribution and management information systems and controls; and

•	hire and train additional qualified personnel.
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
     Manufacturing MyVax is a complex multi-step process that requires us to expend significant time, money and effort on production, record keeping and quality control systems to assure that MyVax will meet product specifications and other regulatory requirements. In addition, manufacturing MyVax requires coordination internally among our employees as well as externally with physicians, hospitals and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing MyVax, including:
•	failure to obtain a sufficient supply of key raw materials of suitable quality;

•	difficulties in manufacturing MyVax for multiple patients simultaneously;

•	difficulties in obtaining adequate tumor samples from physicians;

•	difficulties in the timely shipping of tumor samples to us or in the shipping of MyVax to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;

•	difficulties in completing the development and validation of the specialized assays required to ensure the consistency of MyVax;

•	failure to ensure adequate quality control and assurances in the manufacturing process as we increase the production quantities of MyVax;

•	destruction of, or damage to, tumor samples or MyVax during the shipping process due to improper handling by third-party carriers, hospitals, physicians or us;

•	destruction of, or damage to, tumor samples or MyVax during storage at our facilities;

•	destruction of, or damage to, tumor samples or MyVax stored at clinical and/or future commercial sites due to improper handling or holding by clinicians, hospitals or physicians;

•	difficulties in constructing and effectively operating a commercial-scale manufacturing facility;

•	failure to comply with, or significant changes in, regulatory requirements, such as FDA regulations and environmental laws;

•	damage to or destruction of our manufacturing facilities or equipment;

•	shortages of qualified personnel; and

•	difficulties in ensuring the quality and consistency of materials and services provided by our suppliers.
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
     We currently rely on the availability and condition of our sole manufacturing facility, located in Redwood City, California, to manufacture MyVax. Our facility is located in a seismic zone, and there is the possibility of an earthquake which, depending on its magnitude, could be disruptive to our operations. Our subleases for this facility expire as early as May 2006 and as late as November 2006, and because we have no options to extend the terms of these subleases, we may not be able to negotiate new subleases for this facility, if necessary. In addition, if the facility or the equipment in the facility is significantly damaged or destroyed for any reason, we may have to wait until our new manufacturing facility is completed before we can resume clinical production. The inability to renew the subleases or the damage or destruction of the facility could affect our ability to manufacture MyVax, and delay us from completing or initiating our clinical trials.
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
     In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies. To date, we have elected not to seek licenses for these patents because, among other reasons, we believe that our pre-commercialization activities fall within the scope of an available exemption. In addition, we do not believe that we will be required to seek any licenses upon completion of our pre-commercialization activities. For more information, please refer to the section in our annual report on Form 10-K filed with the Securities and Exchange Commission entitled “Business — Intellectual Property.”We may be exposed to future litigation by the companies holding these patents or other third parties based on claims that MyVax, or any other immunotherapies that we may develop, or the methods we employ to manufacture them, infringe their intellectual property rights. Our ability to manufacture and commercialize MyVax, or any other immunotherapies that we may develop, may depend on our ability to demonstrate that MyVax, or any other immunotherapies that we may develop, and our manufacturing processes do not infringe third-party patents. If these patents were found to cover MyVax, or any other immunotherapies that we may develop, or our manufacturing process, we could be required to pay damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtained a license. A license may not be available to us on acceptable terms in the future, if at all.
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
     MyVax and any other immunotherapies that we may develop, clinical trials and manufacturing activities are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. The process of obtaining these approvals is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, patient-specific active immunotherapies are complex, and regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our lead product candidate, MyVax, or any other immunotherapies that we may develop. The FDA has not approved the marketing of any immunotherapeutic drug based on a patient-specific active immunotherapy. Consequently, there is no precedent for the successful commercialization of a patient-specific active idiotype immunotherapeutic drug. In addition, we have not previously filed the marketing applications necessary to gain regulatory approvals. This lack of experience may impede our ability to obtain timely FDA approval, if at all. We will not be able to commercialize MyVax, or any other immunotherapies that we may develop, until we obtain FDA approval in the United States or approval by comparable authorities in other countries. We are not currently providing any guidance as to the earliest date that we could realize product revenue, at least until the next interim analysis of data occurs, which is scheduled to occur in mid-2006, and the primary endpoint of the trial is reached. Any delay in obtaining, or inability to obtain, FDA approval would prevent us from commercializing MyVax, or any other immunotherapies that we may develop.

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
     If we receive regulatory approval to sell MyVax, or any other immunotherapies that we may develop, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of MyVax, or any other immunotherapies that we may develop, or impose ongoing requirements for post-approval studies. In addition, regulatory agencies subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If we discover previously unknown problems with a product or our manufacturing and laboratory facility, a regulatory agency may impose restrictions on that product or on us, including requiring us to withdraw the product from the market. We will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we fail to comply with applicable regulatory requirements, a regulatory agency may:
•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend our regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on our operations, including closing our facilities; or

•	seize or detain products or require a product recall.
Obtaining regulatory approval of our manufacturing process and facility or disruptions in our manufacturing process may delay or disrupt our commercialization efforts.
     Before we can begin to commercially manufacture MyVax, we must obtain regulatory approval from the FDA for our manufacturing process and facility. In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before MyVax can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers are found to be out of compliance with cGMP, we may experience delays or disruptions in the manufacturing of MyVax while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell MyVax, or any other immunotherapies that we may develop.
     We are currently manufacturing the necessary quantities of MyVax for our clinical trials at our existing facility in Redwood City, California. Our facility is currently subject to licensing requirements of the California Department of Health Services, and we received this license during the second quarter of 2004. Our facility is subject to inspection by the FDA as well as by the California Department of Health Services at any time. Failure to maintain our license from the California Department of Health Services or to meet the inspection criteria of the FDA and the California Department of Health Services would disrupt our manufacturing processes and would harm our business. If an inspection by the FDA, California Department of Health Services or foreign regulatory authorities indicates that there are deficiencies, we could be required to take remedial actions, or our facility may be closed.
     In order to commercialize MyVax, or any other immunotherapies that we may develop, we will need to construct and qualify our new manufacturing facility. Preparing a facility for commercial manufacturing may involve unanticipated delays and the costs of complying with FDA regulations may be higher than we anticipated. In addition, any material changes we make to the manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business.
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
     Many patients will not be capable of paying for MyVax, or any other immunotherapies that we may develop themselves and will rely on third-party payors to pay for their medical needs. A primary current trend in the United States health care industry is toward cost containment. Large private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use MyVax, or any other immunotherapies that we may develop. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. We have not determined the full impact of this new law on our business; however, we believe that legislation that could limit reimbursement for MyVax, or any other immunotherapies that we may develop, could adversely impact how much or under what circumstances healthcare providers would prescribe or administer our products, and could decrease the price we might establish for MyVax, or any other immunotherapies that we may develop, which would result in lower product revenues. Other cost-control initiatives could also decrease the price we might establish for MyVax, or any other immunotherapies that we may develop, which would also result in lower product revenues. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for MyVax, or any other immunotherapies that we may develop, our revenue and prospects for profitability will suffer.
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
     In addition, there are several companies focusing on the development of active immunotherapies for the treatment of NHL, including Antigenics, Inc., Favrille, Inc. and Large Scale Biology Corporation. We are aware that the National Cancer Institute, or NCI, in collaboration with Biovest International, Inc., a majority-owned subsidiary of Accentia, Inc., is currently conducting a Phase 3 clinical trial of active immunotherapy in patients with follicular NHL. If any are successfully developed and approved, they could compete directly with MyVax, if it is approved. In addition, researchers are continually learning more about NHL and other forms of cancer, and new discoveries may lead to new technologies for treatment. As a result, MyVax, or any other immunotherapies that we may develop, may be rendered obsolete and noncompetitive at any time.
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
     We have product liability insurance that covers our clinical trials up to a $5.0 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for MyVax, or any other immunotherapies that we may develop. We believe that our current insurance coverage is adequate. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.
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
     Our research and development and manufacturing activities involve the use of biological and hazardous materials that could be dangerous to human health, safety or the environment. Even if our safety procedures for handling, storage and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages. We have general liability insurance of up to $5.0 million per occurrence. We believe our current insurance coverage is adequate. However, this insurance may not cover a claim that arises if it is related to our biological or hazardous materials. However, if we were to be held liable for an accident involving our biological or hazardous materials, this liability could exceed our insurance coverage and our other financial resources.
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop MyVax, or any other immunotherapies that we may develop, conduct our clinical trials and commercialize MyVax, or any other immunotherapies that we may develop.
     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax. Currently, we do not have employment agreements with any members of senior management. As of June 30, 2005, Dr. Denney owned 1,156,100 shares of our common stock that were not subject to any vesting and options to purchase 625,000 shares of our common stock, of which approximately 88,539 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.
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
     As of June 30, 2005, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 27% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
Future sales of our common stock could lower the market price of our common stock.
     Sales of substantial amounts of shares in the public market could harm the market price of our common stock. As of June 30, 2005, 28,263,300 shares of our common stock were outstanding. All of these shares are freely tradeable under federal and state securities laws. Of the 2,800,771 shares issuable upon exercise of options to purchase our common stock outstanding as of June 30, 2005, approximately 633,672 shares were vested and eligible for sale. In addition, if we propose to register any of our securities under the Securities Act of 1933, as amended, either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock. In addition, holders of registration rights may require us on not more than two occasions at any time to file a registration statement under the Securities Act with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3. These rights shall terminate altogether in November 2006, and, with respect to each holder of such rights, on the date when such holder holds less than 1% of our outstanding shares of common stock and is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any 90-day period. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to interest rate risk primarily through our short-term investments. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. As of June 30, 2005, cash, cash equivalents and marketable securities were approximately $101.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2005, the decline in fair value of our portfolio would be immaterial.
     In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the quarterly period covered by this Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
     From the time of receipt through June 30, 2005, we have invested the net proceeds from our initial public offering in marketable securities. During that period, we have funded our operations using the proceeds from our initial public offering. Approximately $1.0 million of the proceeds was used in November 2003 to repay a portion of the outstanding borrowings under our line of credit facilities. On November 14, 2003, we terminated both credit facilities. In addition, the proceeds from the offering have been used to fund operations and capital expenditures. None of the expenses, or application of the net proceeds, were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock or to their associates, or to our affiliates(other than salaries to officers arising out of normal operating activities).
(c) The table below reflects our stock purchases during the three months ended June 30, 2005. All shares were repurchased by us from former employees upon termination of such employee’s employment pursuant to repurchase options granted to us by the employees under an early exercise option agreement. The repurchase price was equivalent to the purchase price paid by the former employee for the shares.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Program
April 1-30, 2005	—		—	8,060
May 1-31, 2005	—	—	—	7,383
June 1-30, 2005	60	$1.38	—	6,741
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          We held our annual meeting of stockholders on June 6, 2005 at our corporate headquarters in Redwood City, California.
          At the 2005 annual meeting of stockholders, the stockholders took the following actions:
1.	The following individuals were elected to the Board of Directors to hold office until the 2008 annual meeting of stockholders or until their successors are duly qualified and elected:

	For	Withheld
Gordon D. Denney	24,186,790	114,626
William A. Hasler	22,899,987	1,401,429
Dan W. Denney, Jr., Ph.D and Stanford C. Finney are continuing in office as directors until the 2006 annual meeting of stockholders. Gregory Ennis and Ronald L. Goode, Ph.D are continuing in office as directors until the 2007 annual meeting of stockholders
2.	The stockholders approved the ratification of the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2005 fiscal year.

Votes For	Votes Against	Abstentions	Broker Non-Votes
24,268,287	16,738	16,391	0
ITEM 6. EXHIBITS
Exhibits
The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENITOPE CORPORATION

Date: August 8, 2005	/s/ Dan W. Denney Jr.

Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2005	/s/ John M.Vuko

John M. Vuko
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation
3.2*	Amended and Restated Bylaws of Genitope Corporation
4.1**	Specimen Common Stock Certificate
4.2*	Investor Rights Agreement, dated August 29, 2003, by and among Registrant and certain investors named therein
4.3 *	Series F Warrant, dated August 29, 2003, between Registrant and Stanford C. Finney
10.1	Lease Agreement, dated May 16, 2005, between Registrant and John Arrillaga Survivor’s Trust and Richard T. Peery Separate Property Trust for premises located at 6900 Dumbarton Circle, Fremont, California
10.2	Construction Agreement, dated May 16, 2005, between Registrant and John Arrillaga Survivor’s Trust and Richard T. Peery Separate Property Trust for premises located at 6900 Dumbarton Circle, Fremont, California
10.3	Lease Agreement, dated May 16, 2005, between Registrant and John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust for premises located at 6800 Dumbarton Circle, Fremont, California
10.4	Construction Agreement, dated May 16, 2005 between Registrant and John Arrillaga Survivor's Trust and Richard T. Peery Separate Trust for premises located at 6800 Dumbarton Circle, Fremont, California
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***	Certification by the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the Securities and Exchange Commission on August 6, 2003, as amended, and incorporated herein by reference.

**	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1/A (File No. 333-107719), as filed with the Securities and Exchange Commission on September 11, 2003, as amended, and incorporated herein by reference.

***	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.