Form 10-Q
period 2005-09-30
GENITOPE CORP
filed 2005-11-08
CIK 1028358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2005, 28,395,399 shares of common stock of Genitope Corporation were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share and share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,610	$60,087
Marketable securities	90,583	56,422
Prepaid expenses and other current assets	1,187	1,101

Total current assets	94,380	117,610
Property and equipment, net	6,167	2,196
Other assets	1,080	59

Total assets	$101,627	$119,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,014	$2,073
Accrued and other current liabilities	2,888	1,502
Current lease obligations	26	46

Total current liabilities	5,928	3,621
Noncurrent lease obligations	30	48
Deferred rent	2,786	—

Total liabilities	8,744	3,669

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; Issued and outstanding: 28,272,481 shares at September 30, 2005 and 28,191,145 shares at December 31, 2004	28	28
Additional paid-in capital	231,943	231,784
Deferred stock compensation	(235)	(733)
Accumulated other comprehensive loss	(296)	(94)
Deficit accumulated during the development stage	(138,557)	(114,789)

Total stockholders’ equity	92,883	116,196

Total liabilities and stockholders’ equity	$101,627	$119,865

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

					Cumulative
					Period from
					August 15, 1996
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,		September 30,		to September 30,
	2005	2004	2005	2004	2005
Operating expenses:
Research and development	$7,422	$5,642	$20,392	$16,802	$95,458
Sales and marketing	629	376	1,693	1,309	6,416
General and administrative	1,277	932	3,834	2,427	16,418

Total operating expenses	9,328	6,950	25,919	20,538	118,292

Loss from operations	(9,328)	(6,950)	(25,919)	(20,538)	(118,292)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	—	(3,509)
Interest expense	(1)	(1)	(2)	(3)	(2,984)
Interest and other income	791	207	2,153	364	4,635

Net loss	(8,538)	(6,744)	(23,768)	(20,177)	(120,150)

Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	—	(18,407)

Net loss attributable to common stockholders	$(8,538)	$(6,744)	$(23,768)	$(20,177)	$(138,557)

Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(0.28)	$(0.84)	$(1.03)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	28,250	23,852	28,223	19,609

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
	Nine Months Ended		(date of inception)
	September 30,		to September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(23,768)	$(20,177)	$(120,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	806	559	5,222
Loss on disposal of assets	—	—	29
Stock-based compensation expense	215	840	4,919
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of the lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities:
Prepaids and other assets	(1,084)	38	(2,066)
Accounts payable	(861)	(1,053)	1,030
Accrued and other current liabilities	523	557	1,838
Deferred rent	2,786	—	2,786

Net cash used in operating activities	(21,383)	(19,236)	(100,012)

Cash flows from investing activities:
Purchase of property and equipment	(1,941)	(196)	(8,229)
Purchase of marketable securities	(282,660)	(47,076)	(442,432)
Sale of marketable securities	78,832	—	101,005
Maturities of marketable securities	169,465	5,986	250,548
Long term cash deposits	—	—	(167)

Net cash used in investing activities	(36,304)	(41,286)	(99,275)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	(353)	33,735
Net proceeds from issuance of common stock related to follow-on public offering	—	55,718	55,718
Net proceeds from issuance of common stock related to private placement	(163)	—	57,257
Borrowings under lines of credit	—	—	8,786
Repayment of borrowings under lines of credit	—	—	(8,786)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	413	315	1,661
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	(2)	(50)	(85)
Proceeds from note receivable from stockholder	—	48	102
Principal payments on capital lease obligations	(38)	(22)	(78)

Net cash provided by financing activities	210	55,656	201,897

Net increase (decrease) in cash and cash equivalents	(57,477)	(4,866)	2,610
Cash and cash equivalents, beginning of period	60,087	29,790	—

Cash and cash equivalents, end of period	$2,610	$24,924	$2,610

Supplemental disclosure:
Cash paid for interest	$1	$—	$151
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion featureof preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Conversion of notes payable to preferred stock	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to follow on offering	$—	$—	$—
Accrued offering costs for issuance of common stock related to private placement	$—	$—	$150
Acquisition of property and equipment under capital leases	$—	$—	$134
Accrued costs for acquisition of property and equipment	$2,836	$—	$3,055
Receivable from issuance of common stock under stock plan	$(22)	$—	$(11)
Unrealized losses on marketable securities	$(202)	$—	$(296)

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
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the financial statements, have been included. We have made a classification change within cash and cash equivalents and marketable securities in the condensed statement of cash flows to conform to the current period presentation. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.
     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Reclassifications
     We have made a classification change within cash and cash equivalents and marketable securities in the condensed statement of cash flows for the nine months ended September 30, 2004 to conform to the current period presentation.
     Certain auction rate and floating rate securities have been reclassified from cash equivalents to marketable securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of ninety days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually monthly or quarterly. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Floating rate securities are similar in nature except that they are traded through a secondary market
     Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We had classified these instruments as cash equivalents if the period between interest rate resets was ninety days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period.
     Based upon our re-evaluation of these securities, we have reclassified our auction rate and floating rate securities, previously classified as cash equivalents, as marketable securities as of September 30, 2004. This resulted in a reclassification from cash and cash equivalents to marketable securities of $13.9 million on the September 30, 2004 balance sheet. In addition, purchases and sales of marketable securities, included in the accompanying statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities and floating rate discount notes during the periods presented. We account for our marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments are classified as marketable securities and are reported at fair value in our balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate and floating rate securities at par and at our discretion indicates that such securities should more appropriately be classified as marketable securities with the intent of meeting our short-term working capital requirements.

Liquidity
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2005, we had an accumulated deficit of $138.6 million. As of September 30, 2005, we had cash, cash equivalents and marketable securities of $93.2 million.
Stock-based Compensation
     We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). Under APB 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of our common stock and the exercise price of stock option grants to employees.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Amortization of stock-based compensation:
Research and development	$(29)	$27	$45	$570
Sales and marketing	12	32	47	119
General and administration	35	84	123	151

	$18	$143	$215	$840

     Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.
     The determination of the fair value of each option and employee purchase right has been estimated at the date of grant, assuming the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three		For the Nine		For the Three		For the Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Average risk-free interest rates	3.96%	3.84%	3.81%	3.32%	3.79%	1.17%	2.77%	1.07%
Average expected life (in years)	4.00	4.00	4.00	4.00	0.76	0.73	0.83	0.55
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	67%	68%	65%	76%	64%	56%	61%	53%
     Had compensation cost for our employee stock-based compensation plan been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, as amended by SFAS 148, our net loss would have been increased to the amounts below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(8,538)	$(6,744)	$(23,768)	$(20,177)
Add: Employee stock-based compensation included in reported net earnings	(10)	143	93	840
Deduct: Employee total stock-based compensation determined under fair value method	(1,608)	(961)	(5,139)	(2,463)

Adjusted net loss attributable to common stockholders	$(10,156)	$(7,562)	$(28,814)	$(21,800)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.30)	$(0.28)	$(0.84)	$(1.03)

Adjusted	$(0.36)	$(0.32)	$(1.02)	$(1.11)

     The resulting effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders is not likely to be representative of the effects in future periods, due to additional grants and periods of vesting in subsequent periods.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, "Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides guidance on the initial implementation of SFAS 123R. In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. SAB 107 also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123R. We are currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R.
     In April 2005, the SEC announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our financial statements is January 1, 2006. Adoption of this statement is expected to have a significant impact on our financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan (“ESPP”) rather than disclose the impact on our net loss within our footnotes, as is our current practice. The full impact of SFAS 123R on our financial statements and related disclosures is still being evaluated by management but is expected to be material to our results of operations. Our actual share-based compensation expense in 2006 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations, financial position or cash flows.
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
     A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Numerator:
Net loss attributable to common stockholders	$(8,538)	$(6,744)	$(23,768)	$(20,177)

Denominator:
Weighted average common shares outstanding	28,256	23,875	28,232	19,647
Less: Weighted average unvested common shares subject to repurchase	(6)	(23)	(9)	(38)

Denominator for basic and diluted calculations	28,250	23,852	28,223	19,609

Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(0.28)	$(0.84)	$(1.03)

     The following outstanding stock options, shares issuable under our ESPP, warrants and common stock subject to repurchase were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	As of September 30,
	2005	2004
Shares issuable upon exercise of stock options	2,789	1,524
Shares issuable upon exercise of warrants	267	267
Shares issuable related to ESPP	33	8
Common stock subject to repurchase	4	22

	3,093	1,821

NOTE 3. MARKETABLE SECURITIES
     As of September 30, 2005, all of our investments were classified as short-term, as we have classified our investments as available-for-sale and may not hold our investments until maturity. The following is a summary of our available-for-sale marketable securities as of September 30, 2005 and December 31, 2004 (in thousands):

	As of September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Maturing within one year:
Commercial paper	$991	$—	$—	$991
Corporate bonds	39,977	9	(95)	39,891
U.S. government and agency securities	49,911	—	(210)	49,701

Total available-for-sale marketable securities	$90,879	$9	$(305)	$90,583

		As of December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Maturing within one year:
Commercial paper	$990	$—	$—	$990
Corporate bonds	33,249	3	(46)	33,206
U.S. government and agency securities	16,324	—	(21)	16,303

	50,563	3	(67)	50,499

Maturing between one and two years:
U.S. government and agency securities	5,953	—	(30)	5,923

Total available-for-sale marketable securities	$56,516	$3	$(97)	$56,422

NOTE 4. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Accrued compensation and benefits	$1,434	$430
Professional fees	1,185	674
Clinical trials	196	225
Other	73	173

	$2,888	$1,502

NOTE 5. NEW BUILDING LEASE AGREEMENTS
     In May 2005, we entered into two agreements (the “Lease Agreements”) to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is for 15.5 years and each lease will terminate in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property.
     Simultaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord will provide us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we are required to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance which is estimated to be as much as $34.0 million. The letter of credit will be collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account. As of September 30, 2005, this letter of credit has not yet been issued. We will record the collateralized bank account balance as restricted cash once the letter of credit has been issued. As we proceed on the construction of the build-out and the payment of these costs, the amount of the restricted cash will decrease by a comparable amount. We expect to begin construction during the fourth quarter of 2005.
     The Lease Agreements provide for rent holidays for the first five and one-half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term. We are recognizing rent expense on a straight-line basis over the term of the lease, taking into account the rent holidays, the scheduled rent increases, and the tenant improvement allowance. As of September 30, 2005, we have recorded approximately $2.8 million related to these rent holidays (under the caption of “Deferred rent”). In addition, as of September 30, 2005, we have capitalized approximately $2.9 million (included in Property and equipment, net) of pre-construction activities related to the design and build-out of these two buildings.
     Under the Lease Agreements, we are also required to provide a $2.0 million security deposit, of which $1.0 million is in the form of cash and $1.0 million is in the form of a letter of credit. As of September 30, 2005, we have paid a cash security deposit of $1.0 million (included in Other assets) and we will be providing a letter of credit in the amount of $1.0 million. This letter of credit will be collateralized in the same amount by a certificate of deposit held in a Genitope bank account. We will record the collaterizalized bank account balance as restricted cash once the letter of credit has been issued.

     Under the Lease Agreements, the future minimum lease commitment for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and thereafter are approximately $0.8 million, $6.2 million, $6.4 million, $6.6 million, $6.8 million and $88.6 million, respectively.
NOTE 6. SHELF REGISTRATION STATEMENT ON FORM S-3
     In September 2005, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may offer and sell, from time to time, shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms to be determined by market conditions at the time of any offering made under the shelf registration statement. The SEC has declared the registration statement effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “could,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q.
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the 2004 audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Operating results for the periods discussed in this report are not necessarily indicative of results that may occur in future periods. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events after the date of this report.
Overview
     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax® personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma, or B-cell NHL. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% to 90% of over 300,000 existing and approximately 55,000 newly diagnosed NHL patients each year. NHL is clinically classified as either slow-growing, referred to as indolent, or fast-growing, referred to as aggressive. There are approximately 25,000 patients diagnosed with indolent B-cell NHL in the United States each year. Our pivotal Phase 3 clinical trial is designed for the treatment of follicular B-cell NHL, which represents approximately half of the cases of indolent B-cell NHL. Results from our completed and interim results from our ongoing Phase 3 clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we are planning to develop MyVax for the treatment of chronic lymphocytic leukemia, or CLL.
     In November 2000, based on positive interim Phase 2 clinical trial results from our 9901 trial, we initiated a pivotal, double-blind, controlled Phase 3 clinical trial, our 2000#03 trial, to treat patients with follicular B-cell NHL. We believe that, if successful, the results of the trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL. In April 2004, we completed patient registration, the process during which a patient is screened and a biopsy taken to determine whether the patient is eligible to participate in the Phase 3 clinical trial. Our independent Data Safety Monitoring Board, or DSMB met on November 15, 2004 to review data in the clinical trial. After reviewing safety data for the entire Phase 3 clinical trial and blinded, preliminary immune response data for more than 100 of the initial patients immunized in the clinical trial, the DSMB noted no concerns and recommended that the trial continue as planned.
     On July 25, 2005, the DSMB met and reviewed the first planned interim analysis of blinded data for safety and efficacy in our pivotal Phase 3 clinical trial and recommended the trial continue as planned. We currently anticipate that the next planned interim analysis of data for efficacy will be scheduled to occur in mid-2006, with the detailed follow-up period of the clinical trial scheduled to conclude in approximately the fourth quarter of 2007. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $7.4 million and $5.6 million for the three months ended September 30, 2005 and 2004, respectively and approximately $20.4 million and $16.8 million for the nine months ended September 30, 2005 and 2004, respectively. From inception through September 30, 2005, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $95.5 million.
     In May 2005, we entered into two agreements (the “Lease Agreements”) to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is 15.5 years, terminating in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property. Simultaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the approximately 220,000 square foot, two-building campus. The current estimated cost of the build-out is approximately $60 million. As part of the construction agreements, the landlord will provide a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. We anticipate that we will start construction during the fourth quarter of 2005.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2005, we had an accumulated deficit of $138.6 million. As of September 30, 2005, we had cash, cash equivalents and marketable securities of $93.2 million.
     We anticipate working on a number of long-term development projects which will involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will need significant additional operating funds to continue our research and development activities and clinical trials, pursue regulatory approvals and if regulatory approval of a product candidate is obtained, to build sales and marketing capabilities and potentially expand production capabilities, as necessary.
     We cannot predict when we may begin to realize product revenue until the primary endpoint of our Phase 3 clinical trial is reached, which could occur as early as the next interim analysis of data scheduled for mid-2006. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax, or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would restrict our business activities.
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
     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing or estimated costs of the efforts necessary to complete the development of MyVax or the date of completion of these development efforts. We cannot reasonably estimate when we may have material net cash inflows from sales of MyVax, if ever. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing MyVax, including:
•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the second interim analysis of our pivotal Phase 3 clinical trial;

•	the uncertainty of results of our ongoing pivotal Phase 3 clinical trial for MyVax;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the uncertainty related to completion of construction and qualification of our new manufacturing facility;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.
     If we fail to complete the development of MyVax in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations and financial condition.

     A further discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “We will need significant additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts,” “We currently have no source of revenue and may never become profitable,” “If clinical trials of MyVax, or any other immunotherapies that we may develop, do not produce successful clinical trial results, we will be unable to commercialize these products” and “Our efforts to discover, develop and commercialize MyVax for indications other than follicular B-cell NHL are at an early stage and are subject to a high risk of failure,” as well as other risk factors. We anticipate that we will continue to incur significant and increasing operating losses for the foreseeable future as we continue our clinical development, apply for regulatory approvals, construct and qualify a manufacturing facility for the manufacture of MyVax, develop active immunotherapies for the treatment of CLL and potentially other forms of cancer, establish sales and marketing and distribution capabilities and otherwise expand our operations.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in a different accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides guidance on the initial implementation of SFAS 123R. In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123R. We are currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R.
     In April 2005, the SEC announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our financial statements is January 1, 2006. Adoption of this statement is expected to have a significant impact on our financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes, as is our current practice. The full impact of SFAS 123R on our financial statements and related disclosures is still being evaluated by management but is expected to be material to our results of operations. Our actual share-based compensation expense in 2006 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.
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

Results of Operations
     Research and development expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2005	2004	Change	2005	2004	Change
Staffing related	$3,074	$2,259	36%	$9,338	$6,661	40%
Clinical trial and manufacturing material costs	1,317	2,351	(44%)	4,327	6,635	(35%)
Amortization of deferred stock-based compensation	(29)	27	(207%)	45	570	(92%)
Facilities and other costs	3,060	1,005	204%	6,682	2,936	128%

Total research and development expenses	$7,422	$5,642	32%	$20,392	$16,802	21%

     Research and development expenses represented approximately 80% and 81% of our total operating expenses for the three months ended September 30, 2005 and 2004, respectively and approximately 79% and 82% for the nine months ended September 30, 2005, and 2004, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and costs related to the development of our manufacturing process.
     Research and development expenses increased in the three months ended September 30, 2005, as compared to the same period in 2004, due primarily to higher staffing levels, of which approximately $0.8 million was related to the compensation of process sciences, research and manufacturing executives, who were hired in the first quarter of 2005 and related personnel. In addition, during the third quarter, we recognized higher rent expense of approximately $1.8 million associated with the Lease Agreements for the new manufacturing facility and corporate headquarters and an increase in other costs of approximately $0.2 million consisting of depreciation expense, travel and outside facility costs related to the maintenance of our other facilities located in Redwood City and Foster City, California. This increase was offset partially by decreased costs related to manufacturing materials and external testing of approximately $1.0 million, resulting from the completion of patient registration in the second quarter of 2004 and a decrease in non-cash stock-based compensation expense of approximately $0.1 million related to the cancellation of unvested stock options.
     The increase in research and development expenses for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily a result of higher staffing levels, of which approximately $2.7 million was related to the hiring of process sciences, research and manufacturing executives and related personnel during 2005. In addition, we recognized higher rent expense of approximately $2.5 million associated with the Lease Agreements for the new manufacturing facility and corporate headquarters as well as increase in other costs of approximately $1.2 million consisting of depreciation expense and travel. This increase was offset partially by decreased costs related to manufacturing materials and external testing of approximately $2.3 million, resulting from the completion of patient registration in the second quarter of 2004 and a decrease in non-cash stock-based compensation expense of approximately $0.5 million related to the cancellation of unvested stock options.
     We expect to devote substantial resources to research and development in future periods as we continue our development of MyVax and expect our research and development expenditures to continue to increase during 2005 and subsequent years. Many factors can affect the cost and timing of our clinical trials, including inconclusive trial results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our clinical trials. In addition, the development of our products will be subject to extensive governmental regulation. These and other factors make it difficult for us to accurately predict the timing and costs of further development and of seeking regulatory approval of our products.
     Sales and marketing expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2005	2004	Change	2005	2004	Change
Staffing related	$302	$109	177%	$810	$334	143%
Product advocacy costs	123	204	(40%)	442	746	(41%)
Facilities and other costs	204	63	224%	441	229	93%

Total sales and marketing expenses	$629	$376	67%	$1,693	$1,309	29%

     Sales and marketing expenses primarily consist of personnel costs and costs associated with outside marketing activities related to product support and awareness.

     Sales and marketing expenses increased for the three months ended September 30, 2005, as compared to the same period in 2004, primarily due to increased staffing costs of approximately $0.2 million related to the hiring of additional staff. Decreases in product advocacy costs were offset by increased rent expense associated with the Lease Agreements for the facility.
     Sales and marketing expenses increased for the nine months ended September 30, 2005, as compared to the same period in 2004, primarily due to increased staffing costs of approximately $0.5 million related to the hiring of additional staff. Facilities and other costs increased by $0.2 million primarily due to increased rent expense associated with the new facility. These increases were offset by decreased product advocacy costs related to clinical trial support and awareness and delays in the initiation of commercialization planning projects for MyVax of approximately $0.3 million.
     We expect sales and marketing spending to continue to increase during the remainder of 2005 and subsequent years as we prepare for the potential commercialization of MyVax for the treatment of B-cell NHL.
     General and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2005	2004	Change	2005	2004	Change
Staffing related	$456	$428	7%	$1,849	$1,084	71%
Legal, professional fees and insurance	546	295	85%	1,337	879	52%
Amortization of deferred stock-based compensation	35	84	(58%)	123	151	(19%)
Facilities and other costs	240	125	92%	525	313	68%

Total general and administrative expenses	$1,277	$932	37%	$3,834	$2,427	58%

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.
     General and administrative expenses increased in the three months ended September 30, 2005 as compared to the same period in 2004, due primarily to additional administrative expenses of approximately $0.3 million related to higher legal and professional fees and corporate insurance costs required to support the organizational growth of the company, and approximately $0.1 million of increased rent expense associated with the new facility.
     General and administrative expenses increased in the nine months ended September 30, 2005 as compared to the same period in 2004, due primarily to higher payroll-related costs, legal and professional fees and corporate insurance costs totaling approximately $1.2 million required to support the organizational growth of the company, and $0.2 million of increased rent expense associated with the new facility.
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
     Interest expense
     Interest expense was $1,000 for each of the three months ended September 30, 2005 and 2004. Interest expense for the nine months ended September 30, 2005 and 2004 was $2,000 and $3,000, respectively. Interest expense is related to expense incurred for our capital lease obligations.
     Interest and other income, net

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2005	2004	Change	2005	2004	Change
Interest and other income, net	$791	$207	282%	$2,153	$364	491%
     The increase in 2005 as compared to 2004 was due to interest received related to higher average cash balances as a result of proceeds received from our follow-on offering in June 2004 and our private placement in December 2004 and higher interest rates during 2005.

Liquidity and Capital Resources

	As of	As of
	September 30,	December 31,
(in thousands)	2005	2004
Cash, cash equivalents and marketable securities	$93,193	$116,509

	Nine Months Ended
	September 30,
Cash flows:	2005	2004
Net cash used in operating activities	$(21,383)	$(19,236)

Net cash used in investing activities	$(36,304)	$(41,286)

Net cash provided by financing activities	$210	$55,656

     As of September 30, 2005, we had cash, cash equivalents and marketable securities of approximately $93.2 million, as compared to approximately $116.5 million as of December 31, 2004.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of public stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and as of September 30, 2005, we had an accumulated deficit of approximately $138.6 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Also, our accumulated deficit includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through September 30, 2005, we had amortized and expensed non-cash stock-based compensation of approximately $4.9 million.
     Net cash used in operating activities was approximately $21.4 million and $19.2 million for the nine months ended September 30, 2005 and 2004, respectively. The increased use of cash in operations for 2005 compared to 2004 was primarily due to our continued research and development activities associated with MyVax for the treatment of B-cell NHL and higher cash usage for prepaids and other assets, primarily related to a $1.0 million cash deposit for the new manufacturing facility and corporate headquarters, and accounts payable, offset by an increase in accrued liabilities, both of which were due to the timing of payments made to our vendors, and an increase in deferred rent of approximately $2.8 million related to rent holidays for the new manufacturing facility and corporate headquarters.
     Net cash used in investing activities was approximately $36.3 million for the nine months ended September 30, 2005. Net cash used in investing activities was approximately $41.3 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we had maturities and sales of marketable securities of approximately $248.3 million which were partially offset by purchases of approximately $282.7 million of marketable securities. During the nine months ended September 30, 2004, we purchased approximately $47.1 million of marketable securities which were partially offset by maturities of marketable securities of approximately $6.0 million. Payments for capital expenditures, consisting of purchases of office and laboratory equipment and payments related to pre-construction and design activities for our new manufacturing facility and corporate headquarters, were approximately $1.9 million for the nine months ended September 30, 2005. Capital expenditures for the nine months ended September 30, 2004 was approximately $0.2 million. We expect our capital expenditures to increase in future years to support our development and commercialization efforts and to build and construct our new manufacturing facility and corporate headquarters. The current estimated cost of the build-out of our new manufacturing facility and corporate headquarters is approximately $60 million, of which approximately $26.3 million will be provided by the Landlord as a tenant improvement allowance to be applied towards the construction of the two buildings. We anticipate that we will start construction during the fourth quarter of 2005. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of marketable securities.
     Net cash provided by financing activities was approximately $0.2 million and $55.7 million for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, we received approximately $0.4 million in proceeds from the issuance of common stock under our stock option and employee stock purchase plans. This was partially offset by approximately $0.2 million in payments of stock offering costs relating to our private placement of common stock completed in December 2004. During the nine months ended September 30, 2004, we completed a follow-on public offering, in which we sold 7,013,646 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $59.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $55.7 million. In addition, we received approximately $0.3 million related to proceeds from the issuance of common stock under our stock option and employee stock purchase plans. These proceeds from the stock offering were offset by payments of approximately $0.4 million related to stock offering costs from our initial public offering.
     As of September 30, 2005, we had contractual obligations related to operating and capital leases as follows (in thousands):

		Less than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years (1)	Years (2)	5 Years
Contractual obligations:

Non-cancelable operating lease obligations related to new building lease agreements	$115,421	$5,418	$12,884	$13,668	$83,451
Non-cancelable operating lease obligations related to other facilities	512	488	24	—	—
Capital lease obligations	56	26	30	—	—

Total contractual obligations	$115,989	$5,932	$12,938	$13,668	$83,451

(1)	Includes payments from October 1, 2006 through September 30, 2008

(2)	Includes payments from October 1, 2008 through September 30, 2010
     In May 2005, we entered into two agreements to lease approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is 15.5 years, terminating in November 2020. The Lease Agreements include two five-year options to extend. In addition, we have a three-year option to lease additional space on adjacent property.
     Simultaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. The current estimated cost of the build-out is approximately $60 million. As part of the construction agreements, the landlord will provide a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we are required to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the landlord tenant improvement allowance, which is currently estimated to be as much as $34.0 million. The letter of credit will be collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account. We will record the collateralized bank account balance as restricted cash once the letter of credit has been issued. We expect to start construction during the fourth quarter of 2005.
     The Lease Agreements provide for rent holidays for the first five and a half months and thereafter, an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term. As of September 30, 2005, we have recorded $2.8 million related to these rent holidays (as “Deferred rent”).
     Under the Lease Agreements, we are also required to provide a $2.0 million security deposit, including $1.0 million in cash and $1.0 million in a letter of credit. As of September 30, 2005, we had paid a cash security deposit of $1.0 million, included in “Other assets”, and we will be providing a letter of credit in the amount of $1.0 million. This letter of credit will be collateralized in the same amount by a certificate of deposit held in a Genitope bank account. We will record the collateralized bank account balance as restricted cash once the letter of credit has been issued.
     Our long-term commitments under operating leases related to our other facilities consist of payments relating to four real estate leases and subleases covering 46,780 square feet, located in Redwood City and Foster City, California. These leases and subleases expire between January 2006 and November 2006.
     We anticipate working on a number of long-term development projects which will involve experimental and unproven technology. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will need significant additional operating funds to continue our research and development activities and clinical trials, pursue regulatory approvals and if regulatory approval of any product candidate is obtained, to build sales and marketing capabilities and potentially expand production capabilities, as necessary.
     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan for the next 12 months or more. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect that our cash consumption will increase for the remainder of 2005 as we anticipate an increase in operating expenses related to the growth of the company, as well as the build-out of our manufacturing facility and corporate headquarters and the purchase of related manufacturing and laboratory equipment. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. Our manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. During the second quarter of 2005, we began incurring costs for our new manufacturing facility and corporate headquarters and have incurred approximately $2.9 million through September 30, 2005 related to pre-construction and design activities. We estimate that the total cost of the facility, before giving effect to the $26.3 million tenant improvement allowance, including related manufacturing and laboratory equipment, could exceed $70 million.
     We cannot predict when we may begin to realize product revenue, at least until the next interim analysis of data for our Phase 3 clinical trial occurs, which is scheduled to occur in mid-2006 and the primary endpoint of the trial is reached. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and any debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would restrict our business activities.
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
     Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, positive time to disease progression results in small scale Phase 2 clinical trials are not necessarily indicative of the time to disease progression results in larger Phase 3 clinical trials. Moreover, all preliminary clinical data reported from time to time prior to the release of final results of a trial regarding time to disease progression are not fully audited and have been taken from databases that have not been fully reconciled against medical records kept at the clinical sites or that may not include the most current information on patient disease progressions. The DSMB’s recommendation that we continue our ongoing pivotal Phase 3 clinical trial for MyVax is not indicative of the eventual outcome of the Phase 3 clinical trial. Failure can occur at any stage of testing. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. The data collected from our clinical trials may not be sufficient to support regulatory approval of MyVax, or any other immunotherapies that we may develop. We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Our failure to adequately demonstrate the safety and efficacy of MyVax, or any other immunotherapies that we may develop, will prevent receipt of regulatory approval and, ultimately, commercialization of MyVax, or any other immunotherapies that we may develop. Furthermore, because we have devoted most of our resources to the development of MyVax, our lead product candidate, we are dependent on its success.
We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future.
     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. Net losses were approximately $8.5 million and approximately $23.8 million for the three and nine months ended September 30, 2005, respectively, approximately $27.0 million in 2004, approximately $48.9 million in 2003 and approximately $19.9 million in 2002. As of September 30, 2005, we had an accumulated deficit of approximately $138.6 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the construction and qualification of a manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will achieve or sustain product revenues or become profitable, if ever.
We currently have no source of revenue and may never become profitable.
     Our ability to become profitable depends upon our ability to generate revenue. To date, MyVax has not generated any revenue, and we do not know when or if MyVax will generate revenue. Our ability to generate revenue depends on a number of factors, including:
•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the second interim analysis of our pivotal Phase 3 clinical trial;

•	the uncertainty of results of our ongoing pivotal Phase 3 clinical trial for MyVax;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the uncertainty related to completion of construction and qualification of our new manufacturing facility;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.
     We cannot predict when we may begin to realize product revenue until the primary endpoint of our pivotal Phase 3 clinical trial is reached, which could occur as early as the next interim analysis of data scheduled in mid-2006. We do not anticipate that we will achieve profitability for at least the next few years after generating revenues. If we are unable to generate sufficient revenue, we will not become profitable, and we may be unable to continue our operations.
We will need significant additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
     Developing patient-specific active immunotherapies, conducting clinical trials, establishing manufacturing facilities and marketing immunotherapies that we may develop is expensive. We will need to raise significant additional capital to:
•	fund our operations and clinical trials;

•	continue our research and development activities;

•	complete the construction and qualification of a manufacturing facility; and

•	commercialize MyVax, or any other immunotherapies that we may develop, if any such immunotherapies receive regulatory approval.
     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan for the next 12 months or more. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect our cash consumption will increase in 2006, as we anticipate an increase in our operating expenses related to the growth of the company, as well as the build-out of our manufacturing facility and corporate headquarters. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. A manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.
     Our future funding requirements will depend on many factors, including, but not limited to:
•	the cost and timing of completing the construction of our manufacturing facility(s) and corporate headquarters;

•	the rate of progress and magnitude and cost of our product development efforts and other research and development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the success of the commercialization of MyVax, if regulatory approval is obtained;

•	the pace of expansion of administrative and other infrastructure expenses required to support the growth of the organization;

•	the effect of competing technological and market developments; and

•	our ability to establish collaborative, licensing or other arrangements for the development, sale, marketing or distribution of our product candidates and the terms of those arrangements.
     Future capital requirements will also depend upon the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.
     We cannot predict when we may begin to realize product revenue until the primary endpoint of our pivotal Phase 3 clinical trial is reached, which could occur as early as the next interim analysis of data scheduled for mid-2006. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would restrict our business activities.
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
We rely on third parties to provide materials and services needed for the manufacture and testing of MyVax. If these third parties do not adequately provide materials or fail to carry out their contractual duties or obligations, we may not be able to successfully manufacture of commercialize MyVax, or any other immunotherapies that we may develop.
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
     To date, we have manufactured MyVax in quantities necessary to support our ongoing pivotal Phase 3 clinical trial and Phase 2 clinical trials for MyVax. We have no experience in manufacturing MyVax, or any other immunotherapies, for the number of patients and at a cost that would support commercial use. In addition, since no other company has manufactured an immunotherapeutic product for commercial sale, there are no precedents from which we could learn. To commercialize MyVax, we will need to construct and qualify a manufacturing facility that meets current Good Manufacturing Practices, or cGMP, standards. In doing so, we may encounter problems with, among other things, controlling costs and quality control and assurance. If we cannot manufacture a sufficient supply of MyVax on acceptable terms, the commercialization of MyVax will be delayed or prevented.
We currently depend on single source suppliers for critical raw materials for manufacturing, as well as other components required for the administration of MyVax. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of MyVax.
     We currently depend on single source suppliers for critical raw materials used in MyVax and other components used in the manufacturing process and required for the administration of MyVax. In particular, manufacturing of MyVax requires keyhole limpet hemocyanin or KLH, a foreign carrier protein which is derived from a giant sea snail. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, a single source supplier. In December 1998, we entered into a supply agreement with biosyn, pursuant to which biosyn has agreed to supply us with KLH. The supply agreement expires on December 9, 2005 and a new agreement has not yet been reached. We are negotiating the terms of a new supply agreement with biosyn but we may not be able to reach an agreement with biosyn on terms that are acceptable to us, or at all. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy. Biosyn is not contractually obligated to supply us with the amounts of KLH they have previously supplied. There may be no other supplier of KLH of suitable quality for our purposes, and there are significant risks associated with our ability to produce KLH of suitable quality ourselves. Even if we identify another supplier of KLH, or produce KLH ourselves, we will not be able to use the alternative source of KLH for the commercial manufacture of MyVax unless the KLH is found to be comparable to the existing KLH. Any inability to obtain a sufficient supply of KLH of suitable quality from biosyn or an alternate supplier, or produce such KLH ourselves, could delay completion of our clinical trials and commercialization of MyVax.
     In addition, we currently purchase specialized cell culture containers, which are critical components of our manufacturing process, from Medtronic, Inc., a single source supplier. We do not have a long-term contract with Medtronic and rely on purchase orders to obtain the necessary cell culture containers. Although to date, Medtronic has met our requirements for our clinical trials, there are, in general, few alternative sources of supply for the cell culture containers.
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
     In the event we receive regulatory approval for MyVax, we would need to significantly increase the volume of our purchases of these materials, and we cannot be certain that large volumes will be available from our current suppliers. Establishing additional or replacement suppliers for these materials or components may take a substantial amount of time. In addition, we may have difficulty obtaining similar materials from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of MyVax, or any other immunotherapies that we may develop, could be interrupted for an extended period of time, which may delay completion of our clinical trials or commercialization of MyVax, or any other immunotherapies that we may develop. If we are unable to obtain adequate amounts of these materials, our clinical trials will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different materials that may not be as safe or as effective. As a result, regulatory approval of MyVax may not be received at all.
Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.
     Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of MyVax, or any other immunotherapies that we may develop, and the methods we employ to manufacture them, as well as successfully defending these patents against third-party challenges. We will be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.
     As of September 30, 2005, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.
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
     The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	our issued patents may not provide a basis for commercially viable active immunotherapies, or may not provide us with any competitive advantages or may be challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.
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
     In order to continue our clinical trials and commercialize MyVax, or any other immunotherapies that we may develop, we will need to expand our employee base for managerial, operational, financial and other resources. We anticipate that we will need more than 350 employees by the time MyVax is initially commercialized, if MyVax receives regulatory approval. We cannot predict when we may begin to realize product revenue until the primary endpoint of our pivotal Phase 3 clinical trial is reached, which could occur as early as the next interim analysis of data scheduled for mid-2006. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize MyVax, or any other immunotherapies that we may develop, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:
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
     Manufacturing MyVax is a complex multi-step process that requires us to expend significant time, money and effort on production, recordkeeping and quality control systems to assure that MyVax will meet product specifications and other regulatory requirements. In addition, manufacturing MyVax requires coordination internally among our employees as well as externally with physicians, hospitals and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing MyVax, including:
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
     In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies. To date, we have elected not to seek licenses for these patents because, among other reasons, we believe that our pre-commercialization activities fall within the scope of an available exemption. In addition, we do not believe that we will be required to seek any licenses upon completion of our pre-commercialization activities. For more information, please refer to the section in our 2004 annual report on Form 10-K filed with the SEC, entitled “Business — Intellectual Property.” We may be exposed to future litigation by the companies holding these patents or other third parties based on claims that MyVax, or any other immunotherapies that we may develop, or the methods we employ to manufacture them, infringe their intellectual property rights. Our ability to manufacture and commercialize MyVax, or any other immunotherapies that we may develop, may depend on our ability to demonstrate that MyVax, or any other immunotherapies that we may develop, and our manufacturing processes do not infringe third-party patents. If these patents were found to cover MyVax, or any other immunotherapies that we may develop, or our manufacturing process, we could be required to pay damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtained a license. A license may not be available to us on acceptable terms in the future, if at all.
     There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their technology, we could face a number of issues, including:
•	infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business;

•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;

•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it is not required to do;

•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross-licenses to our patents; and

•	redesigning our process so it does not infringe which may not be possible or could require substantial funds and time.

We are not able to prevent others, including potential competitors, from using the patient-specific idiotype protein-KLH conjugate, comprising a single idiotype protein, that we use in our lead product candidate, MyVax, for the treatment of indolent B-cell NHL.
     The patient-specific idiotype-KLH conjugate, comprising a single idiotype protein, and its use for the treatment of indolent B-cell NHL is in the public domain and therefore cannot be patented. Consequently, we are able to receive patent protection for our amplified cell lines and the process we use to manufacture the tumor-derived idiotype protein used in MyVax. As a result, we cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with MyVax.
We are subject to extensive regulation, which can be costly and time consuming and could subject us to unanticipated delays or prevent us from obtaining the required approvals to commercialize MyVax, or any other immunotherapies that we may develop.
     MyVax and any other immunotherapies that we may develop, clinical trials and manufacturing activities are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. The process of obtaining these approvals is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, patient-specific active immunotherapies are complex, and regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our lead product candidate, MyVax, or any other immunotherapies that we may develop. The FDA has not approved the marketing of any immunotherapeutic drug based on a patient-specific active immunotherapy. Consequently, there is no precedent for the successful commercialization of a patient-specific active idiotype immunotherapeutic drug. In addition, we have not previously filed the marketing applications necessary to gain regulatory approvals. This lack of experience may impede our ability to obtain timely FDA approval, if at all. We will not be able to commercialize MyVax, or any other immunotherapies that we may develop, until we obtain FDA approval in the United States or approval by comparable authorities in other countries. We cannot predict when we may begin to realize product revenue until the primary endpoint of our pivotal Phase 3 clinical trial is reached, which could occur as early as the next interim analysis of data scheduled for mid-2006. Any delay in obtaining, or inability to obtain, FDA approval would prevent us from commercializing MyVax, or any other immunotherapies that we may develop.
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
     We may raise additional funds through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may require that we pledge our assets, including our intellectual property or involve restrictive covenants that would restrict our business activities. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us.
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
     Many patients will not personally be capable of paying for MyVax, or any other immunotherapies that we may develop and will rely on third-party payors to pay for their medical needs. A primary current trend in the United States health care industry is toward cost containment. Large private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use MyVax, or any other immunotherapies that we may develop. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. We have not determined the full impact of this new law on our business; however, we believe that legislation that could limit reimbursement for MyVax, or any other immunotherapies that we may develop, could adversely impact how much or under what circumstances healthcare providers would prescribe or administer our products, and could decrease the price we might establish for MyVax, or any other immunotherapies that we may develop, which would result in lower product revenues. Other cost-control initiatives could also decrease the price we might establish for MyVax, or any other immunotherapies that we may develop, which would also result in lower product revenues. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for MyVax, or any other immunotherapies that we may develop, our revenue and prospects for profitability will suffer.
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
     Several companies, such as Corixa Corporation, Biogen Idec Inc. and Immunomedics, Inc., are involved in the development of passive immunotherapies for the treatment of NHL. Various products are currently marketed for treatment of NHL. Rituxan, a passive immunotherapy co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the treatment of relapsed or refractory, low grade B-cell NHL. In addition, Biogen Idec Inc. has received FDA approval for marketing its passive radioimmunotherapy product, Zevalin, and GlaxoSmithKline Plc and Corixa Corporation received FDA approval for marketing its version of passive radioimmunotherapy product, Bexxar, for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL. For more information, please refer to the section entitled “Business — MyVax Personalized Immunotherapy” in our 2004 annual report on Form 10-K filed with the SEC.
     In addition, there are several companies focusing on the development of active immunotherapies for the treatment of NHL, including Antigenics, Inc., Favrille, Inc. and Large Scale Biology Corporation. Favrille, Inc., and the National Cancer Institute, or NCI, in collaboration with Biovest International, Inc., a majority-owned subsidiary of Accentia, Inc., is currently conducting a Phase 3 clinical trial of active immunotherapy in patients with follicular NHL. If any are successfully developed and approved, they could compete directly with MyVax, if it is approved. In addition, researchers are continually learning more about NHL and other forms of cancer, and new discoveries may lead to new technologies for treatment. As a result, MyVax, or any other immunotherapies that we may develop, may be rendered obsolete and noncompetitive at any time.
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
     We have product liability insurance that covers our clinical trials up to a $5.0 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for MyVax, or any other immunotherapies that we may develop. Although we believe that our current insurance coverage is adequate, it may not be sufficient to cover all losses that might arise. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.
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
     Our success depends upon our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., Ph.D, our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax. Currently, we do not have employment agreements with any members of senior management. As of September 30, 2005, Dr. Denney owned 1,156,100 shares of our common stock that were not subject to any vesting and options to purchase 625,000 shares of our common stock, of which approximately 127,601 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.
     The competition for qualified personnel in the biotechnology field is intense. In particular, our ability to deliver patient therapies depends upon our ability to attract and retain quality assurance and control personnel. We will need to hire additional personnel as we continue to expand our manufacturing, research and development activities.

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
     As of September 30, 2005, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 31.5% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
Future sales of our common stock could lower the market price of our common stock.
     Sales of substantial amounts of shares in the public market could harm the market price of our common stock. As of September 30, 2005, 28,272,481 shares of our common stock were outstanding. All of these shares are freely tradeable under federal and state securities laws. Of the 2,789,409 shares issuable upon exercise of options to purchase our common stock outstanding as of September 30, 2005, approximately 767,231 shares were vested and eligible for sale. In addition, if we propose to register any of our securities under the Securities Act of 1933, as amended (“Securities Act”), either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock. In addition, holders of registration rights may require us on not more than two occasions at any time to file a registration statement under the Securities Act with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3. These rights shall terminate altogether in November 2006, and, with respect to each holder of such rights, on the date when such holder holds less than 1% of our outstanding shares of common stock and is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any 90-day period. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.
     In September 2005, we filed a registration statement on Form S-3 with the SEC pursuant to which we may offer and sell from time to time, shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms to be determined by market conditions at the time of any offering made under the shelf registration statement. The SEC has declared the registration statement effective. Sales of shares under this shelf registration statement could harm the market price of our common stock.
We will need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements has increased, and is expected to continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to comply with new reporting requirements. While we were able to complete a favorable assessment as to the adequacy of our internal control reporting for our fiscal year ending December 31, 2004, there is no assurance that we will be able to complete future favorable assessments as to the adequacy of our internal control reporting.
The adoption of Statement of Financial Accounting Standard No. 123R and changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and affect our reported results of operations.
     On December 16, 2004, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment - An Amendment of FASB Statements No. 123 and 95,” (“SFAS 123R”) which will require us to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and record compensation expense in our statement of operations. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our financial statements is January 1, 2006. Adoption of this statement is expected to have a significant impact on our financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes, as is our current practice. The impact of SFAS 123(R) on our financial statements and related disclosures is still being evaluated by management but is expected to be material to our results of operations. Our actual share-based compensation expense in 2006 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to interest rate risk primarily through our short-term investments. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. As of September 30, 2005, cash, cash equivalents and marketable securities were approximately $93.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2005, the decline in fair value of our portfolio would be immaterial.
     In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The table below reflects our stock purchases during the three months ended September 30, 2005. All shares were repurchased by us from former employees upon termination of such employee’s employment pursuant to repurchase options granted to us by the employees under an early exercise option agreement. The repurchase price was equivalent to the purchase price paid by the former employee for the shares.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
July 1-31, 2005	277	$1.80	—	6,000
August 1-31, 2005	—	—	—	5,600
September 1-30, 2005	1,251	$1.80	—	4,159
Total	1,528		—
ITEM 5. OTHER INFORMATION
     In September 2005, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may offer and sell, from time to time, shares of our common stock in one or more offerings up to a total dollar amount of $125 million, at prices and terms to be determined by market conditions at the time of any offering made under the shelf registration statement. The SEC has declared the registration statement effective.
ITEM 6. EXHIBITS
     Exhibits
The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENITOPE CORPORATION

Date: November 8, 2005	/s/ Dan W. Denney Jr.
Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2005	/s/ John M. Vuko

John M. Vuko
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2**	Amended and Restated Bylaws of Genitope Corporation

4.1***	Specimen Common Stock Certificate

4.2**	Investor Rights Agreement, dated August 29, 2003, by and among Registrant and certain investors named therein

4.3 **	Series F Warrant, dated August 29, 2003, between Registrant and Stanford C. Finney

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1****	Certification by the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a — 14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-3 (File No. 333-128357), as filed with the SEC on September 16, 2005, and incorporated by reference.

**	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the SEC on August 6, 2003, as amended, and incorporated herein by reference.

***	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1/A (File No. 333-107719), as filed with the SEC on September 11, 2003, as amended, and incorporated herein by reference.

****	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.