Form 10-K
period 2005-12-31
GENITOPE CORP
filed 2006-03-31
CIK 1028358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50425

Genitope Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0436313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Penobscot Drive Redwood City, CA 94063 (Address of principal executive offices, including zip code)	(650) 482-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock, $0.001 per share par value, held by non-affiliates as of June 30, 2005 (based on the closing sale price of such stock as reported on the Nasdaq National Market on June 30, 2005) was approximately $268,670,027 million. This excludes an aggregate of 7,338,976 shares of the registrant’s common stock held by executive officers and directors and by each person known by the registrant to own 5% or more of the registrant’s outstanding common stock as of June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 28, 2006, there were 35,814,385 shares of Common Stock, $0.001 per share par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005 in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders.

GENITOPE CORPORATION

FORM 10-K

The terms “Genitope,” “we,” “us” and “our” as used in this annual report refer to Genitope Corporation.

Genitope® Corporation, Hi-GET® gene amplification technology, our logo and MyVax® personalized immunotherapy are our registered house mark and trademarks. All other brand names and service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward -looking statements include, but are not limited to, statements about:

•	the progress of our research, development and clinical programs, the timing of the next planned interim analyses on our pivotal Phase 3 clinical trial, the timing of submission of a Biologics License Application, or BLA, for MyVax to the Food and Drug Administration and the timing of commercialization of MyVax, or any other immunotherapies we may develop;

•	our ability to develop, market, commercialize and achieve market acceptance for MyVax, or any other immunotherapies we may develop;

•	the timing of completion of, and expenses associated with, the build-out, equipping and qualification of our new manufacturing facility and corporate headquarters;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance and growth of the company;

•	the breadth of applications of our immunotherapies, and potential benefits of our monoclonal antibody panel; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

These forward-looking statements are generally identified by words such as “believe,” “should,” “could,” “estimate,” “schedule,” “may,” “potential,” “future,” “predict,” “continue,” “might,” “anticipates,” “plans,” “expects,” “will,” “intends” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially form those expressed or implied in the forward-looking statements. The risks discussed in “Risk Factors,” under Part 1, Item 1A below, and elsewhere in this report on Form 10-K, should be considered in evaluating our prospects and future financial performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

ITEM 1.	BUSINESS

BUSINESS

Overview

We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial for the treatment of follicular B-cell non-Hodgkin’s lymphoma, or B-cell NHL. We currently anticipate that the next planned interim analysis of data from our Phase 3 clinical trial for efficacy will occur in mid-2006. Results from our completed and ongoing clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that, if successful, the results of our Phase 3 clinical trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL.

We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL.

We are also developing a panel of monoclonal antibodies that we believe potentially represents an additional novel, personalized approach for treating NHL, both alone and in synergistic combination with MyVax. We recently filed patent applications for the composition and therapeutic use of this panel. The monoclonal antibodies could eventually be used alone or in synergistic combination with MyVax and might reduce or eliminate the need for chemotherapy in the early treatment of NHL. We intend to file an investigational new drug application, or IND, in 2007 and initiate clinical trials thereafter.

     MyVax Pivotal Phase 3 Clinical Trial

In November 2000, based on positive interim Phase 2 clinical trial results, we initiated a pivotal, randomized, double-blind, placebo-controlled Phase 3 clinical trial, our 2000-#03 trial, to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL. This Phase 3 clinical trial of MyVax is being conducted at 34 treatment centers in the United States and Canada. In this clinical trial, patients first received chemotherapy to reduce their tumor burden, followed by a rest period. Patients who maintained at least a partial response through the rest period were then randomized to receive either MyVax or a non-specific immunotherapy, which serves as the control for this trial. We have completed treatment of all 287 patients in this trial, with the detailed follow-up period of the clinical trial scheduled to conclude in approximately the fourth quarter of 2007. In July 2005, our independent Data Safety Monitoring Board met and reviewed the first planned interim analysis of data for efficacy and safety in our pivotal Phase 3 clinical trial and recommended that the trial continue as planned. We currently anticipate that the next planned interim analysis of data from our Phase 3 clinical trial for efficacy will occur in mid-2006.

     Sales and Marketing

We have exclusive worldwide sales and marketing rights for MyVax. Subject to regulatory approval, we intend to manufacture and commercialize MyVax and to establish a North American sales force to market and sell MyVax. Due to the concentrated nature of the oncology market, we believe that we can sell MyVax in North America with a small sales force.

     Manufacturing

Active immunotherapies similar to MyVax have been studied in clinical trials for over 17 years. Results from clinical trials at Stanford University Medical Center and the National Cancer Institute, or NCI, suggest that active immunotherapies may induce long-term remission and may improve survival in indolent B-cell NHL patients. Despite the results of the Stanford and NCI clinical trials, further development of an active immunotherapeutic approach to the treatment of NHL historically has been limited by significant manufacturing difficulties. We have developed a proprietary manufacturing process, which includes our patented Hi-GET® gene amplification technology, that is designed to overcome many of these historical manufacturing limitations. As compared to other existing manufacturing methods for active immunotherapies, we believe that our process is efficient, modular and reproducible, which we believe will enable us to manufacture and commercialize patient-specific active immunotherapies for the treatment of NHL and potentially other cancers.

In May 2005, we entered into lease agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings in Fremont, California for our new manufacturing facility and corporate headquarters. We also have options to lease adjacent expansion space. We have entered into construction agreements to provide for the build-out of the two-building facility. The build-out began in the fourth quarter of 2005 and is anticipated to be completed in the second half of 2006. The facility is designed for the production of MyVax for approximately 3,600 patients each year.

     Corporate Information

We were incorporated in the State of Delaware on August 15, 1996. Our principal executive offices are located at 525 Penobscot Drive, Redwood City, California and our telephone number is (650) 482-2000.

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

NHL is clinically classified as being either slow-growing, referred to as indolent, or fast-growing, referred to as aggressive, depending on whether the patient’s survival time after relapse from the initial therapy is measured in years or in months. Indolent and aggressive NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is follicular B-cell NHL. Although indolent B-cell NHL progresses at a slow rate, it is inevitably fatal and there is no cure currently available. According to the American Cancer Society, the median survival time from diagnosis for patients with indolent B-cell NHL having stage III/IV follicular B-cell NHL is between seven and 10 years Unlike indolent B-cell NHL, approximately 40% of aggressive B-cell NHL cases are cured by standard chemotherapy. The remaining patients with aggressive B-cell NHL relapse and cannot be effectively treated.

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

Several passive immunotherapies, such as Rituxan, have demonstrated the ability to induce remission in patients with indolent B-cell NHL. To date, these therapies administered alone have failed to provide long-term remissions for most patients. In recent years, Rituxan has been added to standard chemotherapy regimens for NHL, leading to improved remission rates compared to standard chemotherapy alone. However, patients eventually relapse. Passive immunotherapies such as Rituxan are better tolerated than standard chemotherapy, but severe and/or life-threatening reactions, such as cytopenias and infusion reactions, occur during their use and require careful patient monitoring.

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

Positive immune responses to the patient-specific active idiotype immunotherapy were detected in 20 of the 41 immunized patients, including 14 of the 32 patients in first remission following chemotherapy. The median time-to-disease progression for all 41 patients in the clinical trial was reported to be 4.4 years from the last chemotherapy regimen. Time-to-disease progression measures the interval of time between response to chemotherapy and recurrence of disease. The median time-to-disease progression was further analyzed by dividing patients into two groups based upon the presence or absence of an immune response. The median time-to-disease progression was calculated to be 7.9 years for the 20 immune response positive patients and 1.3 years for the 21 immune response negative patients. The median time-to-disease progression for the 32 patients in first remission was virtually identical to that for the 41 total patients, which suggests that patient-specific active idiotype immunotherapy may be as effective in the larger population of relapsed patients as in the smaller population of newly diagnosed patients. Median survival time was also measured for patients treated in the clinical trial. At the time of publication, the median survival time of all 41 immunized patients had not been reached, and the investigators reported that the median survival time of all 41 patients was significantly longer than the median survival time seen in patients having the same type of NHL who were treated with chemotherapy alone. NHL patients treated at Stanford with chemotherapy alone had a median survival time of 10.9 years. The fact that the median survival time had not been reached for the 41 immunized patients demonstrates that these patients have a median survival time that is greater than 10.9 years. The median survival time of the 20 immune response positive patients had not been reached versus a median survival time of seven years calculated for the 21 immune response negative patients. The results are statistically significant and suggest that an active idiotype immunotherapy, similar to MyVax, may induce long-term remission and improve survival in NHL patients.

Long-term results from the first Stanford clinical trial were published in the medical journal Blood in May 1997 and are presented in the following table.

		Median Time		Median
		to Disease		Survival
	Patients	Progression		Time

Total	41	4.4 years		Not Reached
Immune Response Positive	20	7.9 years	*	Not Reached
Immune Response Negative	21	1.3 years		7.0 years	*

*	Indicates a median calculated based on available data using Kaplan-Meier analysis. Kaplan-Meier analysis is a statistical calculation that allows for the estimation of a median time when not all of the patients have reached the event being measured (e.g., survival or progression) at the time of analysis.

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

Monoclonal Antibody Program

We are developing a monoclonal antibody panel that we believe potentially represents a novel, personalized approach for treating NHL. We recently filed patent applications for the composition and therapeutic use of this panel. The monoclonal antibodies could eventually be used alone or in synergistic combination with MyVax and might reduce or eliminate the need for chemotherapy in the early treatment of NHL.

Our monoclonal antibodies are directed against specific portions of proteins, or epitopes, in the variable regions of the B-cell receptor, or the BCR. Our approach is based on the finding that even though each NHL patient’s B-cell tumor expresses a unique idiotypic surface immunoglobulin (the BCR), those immunoglobulins nevertheless have characteristics that are shared across predictable patient subsets. We have developed a panel of monoclonal antibodies that bind to BCR proteins based on their particular genetic makeup. It is possible to classify NHL patients into subsets based on which variable region is used by their particular tumor. This allows for the production of monoclonal antibodies that are off-the-shelf, while still personalizing the treatment for each patient. Our monoclonal antibodies should leave the majority of the B-cell repertoire of a patient’s immune system intact since they target only the subpopulation of a patient’s B-cells that share the same variable region as the lymphoma.

We are actively working to complete the initial development of the monoclonal antibody panel and production of clinical-grade material. We intend to file an IND application in 2007 and initiate clinical trials thereafter.

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

Expand manufacturing capacity.  We plan to expand our manufacturing capacity to meet anticipated demand upon commercialization. To that end, we have recently entered into new leases and construction agreements in connection with the build-out of a new manufacturing facility and corporate headquarters. We believe that our scalable manufacturing process will enable us to expand our manufacturing capacity in an efficient and timely manner.

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

Commercialize MyVax internationally.  We plan to obtain regulatory approval of and commercialize MyVax in markets outside North America. As appropriate, we intend to explore establishing collaborations to assist in the international commercialization of MyVax.

Commercialize MyVax for other types of cancers.  We believe that MyVax has potential applications beyond B-cell NHL. We plan to develop MyVax for additional types of cancers where we believe that it is a potentially effective treatment, with additional types of B-cell cancers as our initial focus. In particular, in February 2006, we initiated a Phase 2 clinical trial to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL. We also intend to evaluate MyVax for non-B-cell cancers. We believe that the favorable safety profile of MyVax could accelerate the clinical development and approval of MyVax for additional types of cancers.

Leverage our technology to other types of immunotherapies for other diseases.  We intend to apply our technology toward the development of passive immunotherapies with greater patient specificity than currently available passive immunotherapies. In particular, we believe that our technology could be used to produce monoclonal antibodies for the treatment of NHL and other therapeutic proteins that have greater patient specificity than currently available monoclonal antibodies. These passive immunotherapies could be used in conjunction with an active immunotherapy such as MyVax to improve upon the clinical results from treatment with either passive or active immunotherapy alone.

MyVax Clinical Development Program

The following chart summarizes the results of our ongoing, recently completed and currently planned clinical trials for MyVax.

			No. of	Median Time
		Clinical	Patients	to Disease
Indication	Trial No.	Phase	Treated	Progression*	Status

Follicular B-cell NHL
• Patients in first remission following chemotherapy; 7 immunizations over 24 weeks	2000-#03	Phase 3	287	Follow-up phase in process	Treatment phase completed; patients in follow-up
• Patients in first remission following chemotherapy; 5 immunizations over 24 weeks	9901	Phase 2	21	37.7 months	Treatment phase completed; patients in long-term follow-up
• Patients in first remission following chemotherapy, administered with reduced amount of adjuvant; 5 immunizations over 24 weeks	2000-#07	Phase 2	11	23.8 months	Treatment phase completed; patients in long-term follow-up
• Sole initial therapy; 5 immunizations over 24 weeks, with patients demonstrating either a clinical or an immune response receiving 3 additional immunizations over 8 weeks	2000-#04	Phase 2	16	Not applicable	Treatment phase completed; patients in long-term follow-up
• Patients who relapsed following chemotherapy and were subsequently treated with Rituxan; 8 immunizations over 14 weeks	2002-#09	Phase 2	56	Treatment phase in process	Closed to enrollment
• Re-immunization of patients who participated in 2000-#04; 16 immunizations over 52 weeks	2005-#10	Phase 2	Up to 16	Treatment phase in process	Ongoing
Aggressive B-cell NHL
• Patients in first remission following chemotherapy	9902	Phase 2	27
• Schedule A: 5 immunizations over 24 weeks	9902-A	Phase 2	14	10.8 months	Treatment phase completed; patients in long-term follow-up
• Schedule B: 8 immunizations over 18 weeks	9902-B	Phase 2	13	15.7 months	Treatment phase completed; patients in long-term follow-up
Chronic Lymphocytic Leukemia	2005-#11	Phase 2	40 expected	Enrolling patients	Phase 2 clinical trial initiated in February 2006

*	measured from the end of chemotherapy.

Pivotal Phase 3 Follicular B-cell NHL Clinical Trial — the 2000#03 Trial

We filed an IND for MyVax with the Food and Drug Administration, or FDA, in April 1999. In November 2000, based on positive interim Phase 2 clinical trial results, we initiated a pivotal, randomized, double-blind, placebo-controlled Phase 3 clinical trial, our 2000#03 trial, to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL, which represents approximately half of the cases of indolent B-cell NHL. This Phase 3 clinical trial of MyVax is being conducted at 34 treatment centers in the United States and Canada. In this clinical trial, patients first received chemotherapy to reduce their tumor burden, followed by a rest period. Patients who maintained at least a partial response through the rest period were then randomized to receive either MyVax or a non-specific immunotherapy, which serves as the control for this trial.

The following chart summarizes the treatment schedule of patients in the clinical trial.

Patients received seven immunizations over a 24-week period, which represents two more immunizations than were administered in our 9901 Phase 2 clinical trial described below. Physical evaluations of the patients are conducted monthly during the immunization period and every three months after completion of the course of immunizations. A CT scan occurs prior to the first immunization and every six months following the last immunization for the two years of follow-up and then once a year to detect disease progression. CT scans are read by an independent, central radiology group, which is designed to ensure a consistent determination of patients’ responses to MyVax. The primary endpoint of the clinical trial is progression-free-survival, which is the interval of time measured from enrollment during which a patient is alive with no evidence of disease progression. Enrollment occurs when the patient is assigned to receive either MyVax or the control substance. The clinical trial is designed to evaluate whether a statistically significant increase in progression-free-survival is observed in patients receiving MyVax compared to patients receiving the control substance. We have completed treatment of all 287 patients in this trial, with the detailed follow-up period of the clinical trial scheduled to conclude in approximately the fourth quarter of 2007. In July 2005, our independent Data Safety Monitoring Board met and reviewed the first planned interim analysis of data for efficacy and safety in our pivotal Phase 3 clinical trial and recommended that the trial continue as planned. We currently anticipate that the next planned interim analysis of data from our Phase 3 clinical trial for efficacy will occur in mid-2006. We believe that, if successful, the results of our Phase 3 clinical trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL.

Supporting Phase 2 Follicular B-cell NHL Clinical Trial — the 9901 Trial

In August 2001, we completed the treatment of 21 patients in a Phase 2 clinical trial, our 9901 trial, to evaluate the ability of patients to mount an immune response to MyVax and to examine its safety profile. The clinical trial involved patients with follicular B-cell NHL in first remission following a four-to seven-month regimen of conventional chemotherapy. The clinical trial was conducted at Stanford University Medical Center and University of Nebraska Medical Center. The primary endpoint of the clinical trial was the generation of a specific anti-idiotype immune response. Positive immune responses were observed. Patients who participated in this clinical trial continue to be monitored for safety, disease progression and survival.

The clinical protocol for this Phase 2 clinical trial was based on the original treatment protocols used in the Stanford and NCI clinical trials. We used MyVax, which is comprised of the same basic components of active idiotype immunotherapy used in the Stanford and NCI trials. MyVax includes the tumor-specific idiotype protein linked to a foreign carrier protein called keyhole limpet hemocyanin, or KLH, which is derived from a giant sea snail, and was given in the same dose as used in the Stanford and NCI clinical trials. The adjuvant administered with MyVax was Leukine, a recombinant human granulocyte macrophage colony stimulating factor, or GM-CSF, which was also used in the NCI clinical trial. In addition, we produced MyVax using our proprietary manufacturing process instead of rescue fusion. Upon diagnosis, a biopsy was obtained to provide a tumor sample sufficient to produce the patient-specific active idiotype immunotherapy. After obtaining an adequate biopsy, a four-to-seven month regimen of conventional chemotherapy was administered to reduce the tumor mass in the patient. Following an approximately six-month rest period to allow the immune system to recuperate from the chemotherapy, the patient received a series of five immunizations over 24 weeks. Patients were evaluated for an immune response during the course of immunizations and two weeks following the final immunization. The entire treatment protocol from the initiation of chemotherapy through the final immunization lasted about 18 months.

The long-term follow-up data (median 5.8 years) from patients in our 9901 trial demonstrated a median time-to-disease progression of 37.7 months (measured from the end of chemotherapy). Published studies in similar follicular B-cell NHL patients treated with chemotherapy alone have shown a median time-to-disease progression of 15 months. Nine of the 21 patients in our trial remained progression-free as of their last clinical follow-up at 56 to 78 months post-chemotherapy (reported to us and collected from our database in the fourth quarter of 2005).

Nineteen of the 21 evaluated patients in our 9901 trial scored in the intermediate- or high-risk prognostic groups according to the Follicular Lymphoma International Prognostic Index, or FLIPI. The following table indicates the FLIPI risk group and progression status of the patients in this trial.

	Total Number of	Number of
FLIPI Risk Group	Patients in Trial	Progression-Free Patients*

High	8	4
Intermediate	11	4
Low	2	1

Total	21	9

*	As of last clinical follow-up

We believe that these results suggest that the efficacy of MyVax is independent of the clinical prognosis of a patient’s lymphoma, based on FLIPI risk group, unlike other treatments for lymphoma for which a correlation between clinical prognosis and clinical outcome has been demonstrated. Furthermore, three of the patients who had partial responses, or PRs, to chemotherapy prior to immunization with MyVax and three of the patients who had complete responses unconfirmed, or CRus, prior to immunization with MyVax were converted to complete responses, or CRs, following immunization with MyVax. MyVax was generally well tolerated in the trial, with patients reporting adverse events of injection site reactions and flu-like symptoms.

Additional Phase 2 Follicular B-cell NHL Clinical Trials — the 2000#07, 2000#04 and 2002#09 Trials

We have completed the treatment phase of two additional Phase 2 clinical trials to study the use of MyVax in treating follicular B-cell NHL. One Phase 2 clinical trial, our 2000#07 trial, evaluated the use of a reduced amount of the GM-CSF administered with MyVax. Patients in this clinical trial were in first remission following chemotherapy after initial diagnosis. This clinical trial is being conducted at the University of Nebraska Medical Center. The 11 patients in this clinical trial received five immunizations over 24 weeks between March 2001 and January 2002. The primary endpoint of the clinical trial was the generation of an anti-idiotype immune response using MyVax. Positive immune responses were observed. A median time-to-disease progression of 23.8 months has been reached in the patients in this clinical trial. Patients who participated in this clinical trial continue to be monitored for safety, disease progression and survival.

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

We initiated a Phase 2 clinical trial in March 2003, our 2002#09 trial, to treat 56 patients with follicular B-cell NHL who have relapsed following chemotherapy. We recently closed enrollment for this clinical trial. These patients will be treated with MyVax following a course of treatment with Rituxan. This clinical trial is designed to evaluate the use of MyVax in patients treated with Rituxan after relapsing following chemotherapy. The primary endpoint of the clinical trial is time-to-disease progression. The clinical trial will also evaluate whether an anti-idiotype immune response can be generated.

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

Because patients with aggressive B-cell NHL tend to relapse much sooner following the completion of chemotherapy than patients with indolent B-cell NHL, the treatment regimen was altered from the one used in indolent B-cell NHL clinical trials. Patients began immunization three months after the end of their chemotherapy, as opposed to after a six- month rest period. Two different administration schedules were examined: 14 patients on Schedule A received five immunizations over a 24-week period and 13 patients on Schedule B received eight immunizations over an 18-week period. Positive immune responses were observed on both Schedule A and Schedule B.

The patients on Schedule A have a median time-to-disease progression of 10.8 months, which could suggest that giving five immunizations over a 24-week period does not allow for the establishment of a clinically effective response before the fast-growing aggressive B-cell NHL reappears following chemotherapy. In contrast, patients on Schedule B have a median time-to-disease progression of 15.7 months. The results from Schedule B are encouraging as 11 of the 13 patients treated on Schedule B have a form of aggressive B-cell NHL called mantle cell lymphoma, which is a type of B-cell NHL that is widely viewed as incurable. Based on these results, we continue to evaluate the potential of initiating a larger clinical trial for patients with mantle cell lymphoma.

Additional Clinical Programs

We believe active immunotherapy has the potential to be applied successfully to the treatment of other cancers. We are developing MyVax for the treatment of chronic lymphocytic leukemia, or CLL. Like NHL, CLL is primarily a B-cell cancer. We believe CLL can potentially be treated with MyVax, and the same method of manufacturing would be used to produce active idiotype immunotherapies for CLL as is currently used for aggressive and indolent B-cell NHL patients. We initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of CLL.

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

In comparison to alternative methods of gene amplification, our Hi-GET technology more efficiently and reproducibly generates stable cell lines containing increased copies of the expression vectors that encode the patient’s idiotype protein. Consequently, fewer candidate cell lines must be subjected to selection techniques in order to identify a suitable manufacturing cell line, thus reducing the amount of time a technician must spend to identify a cell line that is expressing sufficient levels of idiotype protein. This allows each of our technicians to work on the development of 10 to 20 different manufacturing cell lines at the same time.

Production and Key Suppliers

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

We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, a single source supplier. In December 1998, we entered into a supply agreement with biosyn, pursuant to which biosyn agreed to supply us with KLH. The supply agreement expired on December 9, 2005, and a new agreement has not yet been reached. We are negotiating the terms of a new supply agreement with biosyn, but we may not be able to reach an agreement with biosyn on terms that are acceptable to us, or at all. There may be no other supplier of KLH of suitable quality for our purposes, and there are significant risks associated with our ability to produce KLH of suitable quality ourselves. Even if we identify another supplier of KLH, or produce KLH ourselves, we will not be able to use the alternative source of KLH for the commercial manufacture of MyVax unless the KLH is found to be comparable to the existing KLH. In addition, the FDA requires that, before we can begin to commercially manufacture MyVax, we must ensure that any supplier of KLH be compliant with the FDA’s current Good Manufacturing Practices, or cGMP. Any inability to obtain a sufficient supply of KLH of suitable quality from biosyn or an alternate supplier, or to produce such KLH ourselves, could delay or prevent completion of our clinical trials and commercialization of MyVax.

In addition, we currently purchase specialized cell culture containers and cell culture media, which are critical components of our manufacturing process, from Medtronic, Inc. and Hyclone Laboratories, respectively, each a single source supplier. We do not have a long-term contract with Medtronic or Hyclone and rely on purchase orders to obtain the necessary cell culture containers and cell growth media. Although to date, Medtronic and Hyclone have both met our requirements for our clinical trials, there are no direct alternative sources of supply for the cell culture containers and cell culture media.

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

In the event we receive regulatory approval for MyVax, we would need to significantly increase the volume of our purchases of these materials, and we cannot be certain that large volumes will be available from our current suppliers. Establishing additional or replacement suppliers for these materials or components may take a substantial amount of time. In addition, we may have difficulty obtaining similar materials from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of MyVax, or any other immunotherapies that we may develop, could be interrupted for an extended period of time, which may delay or prevent completion of our clinical trials or commercialization of MyVax, or any other immunotherapies that we may develop. If we are unable to obtain adequate amounts of these materials, our clinical trials will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different materials that may not be as safe or as effective. As a result, regulatory approval of MyVax may not be received at all.

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

Additional Hi-GET Technology Applications

We believe that our patented Hi-GET technology may have additional potential applications, such as monoclonal antibodies used in passive immunotherapies, and other therapeutic proteins. We intend to apply our technology toward the development of passive immunotherapies with greater patient specificity than currently available passive immunotherapies. In particular, we believe that our technology could be used to produce monoclonal antibodies for the treatment of NHL and other therapeutic proteins that have greater patient specificity than currently available monoclonal antibodies. These passive immunotherapies could be used in conjunction with an active immunotherapy such as MyVax to improve upon the clinical results from treatment with either passive or active immunotherapy alone. Our Hi-GET technology can also be used to produce proteins for research, for example, to support genomic companies’ needs to strengthen their patent positions by enabling them to link protein function with their DNA sequences more quickly. Our Hi-GET technology has also been used to produce both single and multi-chain proteins that are secreted into the culture medium, proteins that are located in the cytoplasm of the cell and proteins that are located in the membrane of the cell. Many proteins of therapeutic and diagnostic interest must be produced in mammalian cells in order for the proteins to retain their characteristic features and biologic activities. Our Hi-GET technology can be used to efficiently produce a wide variety of proteins in mammalian cell lines.

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

Several companies, such as GlaxoSmithKline, Biogen Idec Inc. and Immunomedics, Inc. are involved in the development of passive immunotherapies for the treatment of NHL. Various products are currently marketed for treatment of NHL. Rituxan, a monoclonal antibody co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the treatment of relapsed or refractory, low grade or follicular B-cell NHL and for first-line treatment of diffuse large B-cell NHL in combination with chemotherapy. In addition, Biogen Idec, Inc. has received FDA approval for marketing its passive radioimmunotherapy product, Zevalin, and GlaxoSmithKline Plc recently received FDA approval for marketing its version of passive radioimmunotherapy product, Bexxar, for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL.

In addition, there are several companies focusing on the development of active immunotherapies for the treatment of NHL, including Antigenics, Inc. and Favrille, Inc. Favrille, Inc. and Biovest International, Inc., a majority-owned subsidiary of Accentia, Inc., are currently conducting Phase 3 clinical trials of active immunotherapy in patients with follicular NHL. If any are successfully developed and approved, they could compete directly with MyVax, if it is approved.

Sales and Marketing

We have exclusive worldwide sales and marketing rights for MyVax. Subject to receipt of regulatory approval, we intend to manufacture and commercialize MyVax and to establish a North American sales force to market and sell MyVax. Due to the concentrated nature of the oncology market, we believe that we can sell MyVax in North America with a small sales force.

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

We believe that we have valid defenses to any assertion that MyVax, or any other similar antibody-based active immunotherapies that we may develop, or the methods that we employ to manufacture them, infringes the claims of the patent held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies. We also believe that the patent may be invalid and/or unenforceable. The relevant patent was issued to Genentech, Inc. in 2001 in connection with the settlement of an interference proceeding in the United States Patent and Trademark Office between Genentech, Inc. and Celltech R&D Ltd. We believe other biotechnology companies are aware of and are considering the possible impact of this patent. Other companies have negotiated license agreements for this patent. We have not attempted to obtain such a license because we believe that properly construed claims do not cover activities related to the manufacture of MyVax. If we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all. We are aware of a complaint filed by Medimmune, Inc. against Genentech, Inc., City of Hope National Medical Center and Celltech in April 2003 in the United States District Court for the Central District of California seeking, among other things, judicial declarations that the patent is invalid and that the patent is unenforceable due to the patent applicants’ inequitable conduct before the United States Patent and Trademark Office and that the settlement agreement between Genentech and Celltech violates certain United States antitrust and unfair competition laws. In March and April 2004, the antitrust and patent elements of the case were dismissed. With respect to the latter, the court cited a recent decision by the Federal Circuit that controversies over patent validity, enforcement or infringement would not be recognized while license agreements protected the licensee from suit for infringement. MedImmune is appealing the dismissals and was granted cert. to the U.S. Supreme Court on February 21, 2006. On May 13, 2005 the U.S. Patent Office ordered a reexamination of the Genentech patent for issues of patentability relating to obviousness-type double patenting; and on January 23, 2006 a second reexamination was ordered for additional issues relating to obviousness-type double patenting. The reexamination proceedings are ongoing. We cannot predict whether we would be successful in demonstrating that MyVax, or any other similar antibody-based active immunotherapies that we may develop, or the methods that we employ to manufacture them, does not infringe the claims of the patent held jointly by Genentech, Inc. and City of Hope National Medical Center or that the patent is invalid and/or unenforceable.

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

If any of these patents is found to cover MyVax, or any other immunotherapies that we may develop, or the methods that we employ to manufacture them, we could be required to pay substantial damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtain a license from the applicable patent holder. A license may not be available to us on acceptable terms in the future, or at all. In addition, litigation of any intellectual property claims with any of these patent holders, with or without merit, would likely be expensive and time-consuming and divert management’s attention from our core business.

See Item 1A, “Risk Factors — Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.”

In June 2002, Pharmacia & Upjohn AB filed an opposition to the registration of our “GENITOPE” trademark alleging that a likelihood of confusion exists between our Genitope trademark and Pharmacia’s “GENOTROPIN” trademark. In March 2004, a settlement agreement was executed by both parties, ending the dispute. We filed an amendment to modify our trademark to a house mark. Pharmacia Corporation and Pharmacia & Upjohn AB and Pfizer withdrew the trademark opposition filed against the “Genitope” mark and agreed to not interfere with or object to the use or registration by us of our “Genitope” house marks, our trade names or our “genitope.com” domain name as a house mark.

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

If the results of our pivotal Phase 3 clinical trial are favorable, we plan to submit marketing applications for approval of MyVax initially in the United States and Canada. The initial application is expected to be based on one adequate and well-controlled Phase 3 clinical trial, our 2000#03 trial, with supporting data from our Phase 2 clinical trials. In the United States, we expect the Biologics License Application, or BLA, to be reviewed under accelerated approval, with time of progression free survival as a surrogate for survival. We expect to follow patients for long-term survival as a post-approval commitment. We expect to conduct further clinical trials to support BLAs for approvals of MyVax for additional indications.

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

Product Regulation

Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record keeping, advertising, promotion, export and marketing, among other things, of drugs, medical devices and biological materials, including MyVax and any other immunotherapies that we may develop. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. The steps required before a novel biologic may be approved for marketing in the United States generally include:

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

The testing and approval process requires substantial time, effort and financial resources. We cannot be certain that any approval will be granted on a timely basis, if at all. Prior to and following approval, if granted, the establishment or establishments where the product is manufactured are subject to inspection by the FDA and must comply with current good manufacturing practices, or cGMP, requirements, which are enforced by the FDA through its facilities inspection program. In addition, drug manufacturing facilities in California are subject to licensing requirements of the California Department of Health Services. Facilities are subject to inspection by the FDA as well as by the California Department of Health Services at any time.

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

Phase 3 clinical trials are undertaken to further evaluate clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase 1, Phase 2 or Phase 3 testing may not be completed successfully within any specific time period, if at all, with respect to any products being tested by a company. Furthermore, the FDA or the IRB may suspend clinical trials at any time on various grounds, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk.

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

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals and biologics, which include, among others, standards for and regulations of direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

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

Employees

As of December 31, 2005, we had 160 employees, including 125 in research and development (including 12 in medical affairs, 49 in manufacturing, 23 in quality control and assurance, 36 in process and technical development and five in regulatory affairs), seven in strategic marketing, and 28 in general and administrative positions. Twenty-four of our employees have Ph.D.s and one has a Pharm. D. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Research and Development

Since our inception, we have made substantial investments in research and development. The total research and development costs associated with and incurred primarily for the development of MyVax for the treatment of B-cell NHL were approximately $25.9 million, $22.6 million and $19.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. From inception through December 31, 2005, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $100.9 million.

Executive Officers of the Registrant

The following table sets forth, as of February 28, 2006, information about our executive and other officers.

Name	Age	Position Held

Dan W. Denney, Jr., Ph.D.	52	Chairman, Chief Executive Officer and Director
John M. Vuko	55	Vice President of Finance and Chief Financial Officer
Michael J. Buckley, Ph.D.	45	Vice President, Manufacturing
Steven Chamow, Ph.D.	52	Vice President, Process Sciences
Bonnie Charpentier, Ph.D.	54	Vice President, Regulatory Affairs
Thomas DeZao	48	Vice President, Strategic Marketing and Sales
Claude Miller	55	Vice President, Quality
Dave Miller	59	Vice President, Information Technology
Thomas Theriault, Ph.D.	43	Vice President, Research
Laura Randall Woodhead	38	Vice President, Legal Affairs

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

John M. Vuko has served as our Vice President of Finance and Chief Financial Officer since April 2004. From December 1999 to January 2004, Mr. Vuko was employed by Incyte Corporation, a biopharmaceutical company, including serving as their Executive Vice President and Chief Financial Officer from December 1999 to October 2003. Prior to joining Incyte, Mr. Vuko served as Senior Vice President and Chief Financial Officer of Achievement Radio Holdings, Inc., an owner and operator of radio broadcasting stations, from March 1997 to December 1999, and ultimately held a similar position with Ross Stores, Inc., a retail clothing company, from October 1989 to March 1997. Mr. Vuko holds a B.A. in Business Administration from San Francisco State University.

Michael J. Buckley, Ph.D. has served as our Vice President of Manufacturing since January 2005. Dr. Buckley joined us after serving as Vice President of Bexxar Operations at Corixa Corporation, a biopharmaceutical company, from January 2003 to December 2004. Dr. Buckley joined Coulter Pharmaceutical, Inc., a biopharmaceutical company, in 1996, which was later acquired by Corixa, where he served in positions of increasing responsibility, including as Sr. Director of Product Development from January 1999 to December 2002. Dr. Buckley holds a B.A. from the College of Wooster and a Ph.D. in Immunology from the University of Medicine and Dentistry of New Jersey.

Steven Chamow, Ph.D. has served as our Vice President of Process Sciences since January 2005. Dr. Chamow joined us after serving as Vice President of Process Sciences at Abgenix, Inc., a biopharmaceutical company, from March 2000 to June 2004 and consulting independently from June 2004 to December 2004. Prior to Abgenix, Dr. Chamow served in positions of increasing responsibility in process development and manufacturing, including as Director of Biopharmaceutical Development, at Scios, Inc., a biopharmaceutical company, from March 1998 to March 2000. Prior to joining Scios, Dr. Chamow served as Senior Scientist at Genentech, Inc., a biopharmaceutical company, from September 1987 to March 1998. Dr. Chamow holds a B.A. in biology from University of California, Santa Cruz and a Ph.D. in biochemistry from the University of California, Davis and completed postdoctoral training at the National Institutes of Health.

Bonnie Charpentier, Ph.D. has served as our Vice President of Regulatory Affairs since December 2001. From June 1995 to December 2001, Dr. Charpentier held a number of regulatory positions at Roche Global Development, a division of F. Hoffman-La Roche Ltd., a pharmaceuticals and diagnostics company, including Vice President and Regulatory Site Head from March 1999 to November 2001. From December 1993 to June 1995, Dr. Charpentier served as Regulatory Program Director at Syntex Corporation, a biopharmaceutical company, where she joined as a Manager of Human Pharmaceutical Regulatory in 1991. Dr. Charpentier holds a B.A. and a Ph.D. in Biology from the University of Houston.

Thomas DeZao has served as our Vice President of Strategic Marketing and Sales since February 2002. From August 1999 to January 2002, Mr. DeZao was Vice President of Marketing and Medical Affairs at Corixa Corporation, a biopharmaceutical company, and Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation, where he was responsible for all aspects of the marketing plan for Bexxar, a radio-labeled monoclonal antibody developed to treat non-Hodgkin’s lymphoma. From July 1998 to June 1999, Mr. DeZao was the Vice President of Marketing and Sales for Asta Medica, a biopharmaceutical company, where he developed commercialization plans for an emerging United States oncology business. From October 1987 to March 1998, Mr. DeZao held a number of management positions for Chiron Corporation, a global pharmaceutical company, both in oncology marketing and sales. Mr. DeZao holds a B.A. in Political Science from Montclair State University.

Claude Miller has served as our Vice President of Quality since February 2004. From September 2000 to November 2003, Mr. Miller held a number of key management positions at Alpha Therapeutic Corporation, a plasma fractionation biologics company, starting as Vice President of Regulatory and Quality before being elevated to the position of President and Chief Operating Officer in March 2002. From November 2003 to February 2004, Mr. Miller served as an outside consultant to Alpha Therapeutic Corporation, a biopharmaceutical company. From April 1997 to September 2000, Mr. Miller was Senior Director of Operations at SangStat Medical Corporation, a transplant company. Prior to joining SangStat, Mr. Miller held a number of positions in Quality and Compliance at Somatix, Collagen Corporation and LifeScan Inc. Mr. Miller received his B.S. and M.S. in Molecular Biology/Microbiology from California State University, Long Beach.

H. David Miller has served as our Vice President of Information Technology since April 2005. Prior to joining us, Mr. Miller served as Vice President of Information Technology at Abgenix, Inc., a biopharmaceutical company, from September 2001 to April 2005. Before joining Abgenix, Mr. Miller served as Director of Information Technology at Somnus Medical Technologies, a medical device company, from January 2000 to September 2001. From August 1995 to July 1999, Mr. Miller served as Director of Information Technology at Heartport Inc., a medical device company. Mr. Miller received an A.B. in Economics from Stanford University and an M.B.A. from Stanford Graduate School of Business.

Thomas Theriault, Ph.D., has served as our Vice President, Research and Development since February 2005. From August 1996 to April 2004, Dr. Theriault held a number of positions at Incyte Corporation, a biopharmaceutical company, most recently as Vice President of Research from August 2003 to April 2004, and prior to that as Senior Director Technology Development from March 2001 to July 2003. From August 1996 to July 2003, Dr. Theriault served in various technical development and research leadership positions at Incyte Corporation. From May 2004 until January 2005, Dr. Theriault was an independent consultant. Dr. Theriault was a co-founder and Director of Research at Combion, a privately held DNA microarray company focused on genetic and genomic applications, which was acquired by Incyte Corporation in 1996. Dr. Theriault holds a B.A. degree in Chemistry from Dartmouth College, a Ph.D. in Biophysical Chemistry from Stanford University and completed post doctoral training at the California Institute of Technology.

Laura Randall Woodhead has served as our Vice President, Legal Affairs since March 2005. Ms. Woodhead joined us as senior corporate counsel in September 2002 after seven years at Cooley Godward LLP where she practiced corporate and securities law and served on our client team since 1997. Ms. Woodhead earned an A.B. in Political Science from Stanford University and a J.D. from the University of California Hastings College of Law.

Available Information

We maintain a site on the world wide web at www.genitope.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this annual report. We make available free of charge on or through our website our filings with the Securities and Exchange Commission (“SEC”), including our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

In 2003, we adopted a Code of Business Conduct and Ethics (“Code”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted the text of our Code on our website at www.genitope.com in connection with “Investor” materials. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our website, at the address and location specified above. We may also file a Form 8-K with the SEC to disclose this information. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. You may also request a copy of the Code by contacting our investor relations department at IR@genitope.com.

ITEM 1A.	RISK FACTORS

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, positive time-to-disease progression results in small scale Phase 2 clinical trials are not necessarily indicative of the time-to-disease progression results in larger Phase 3 clinical trials. Moreover, all preliminary clinical data reported from time to time prior to the release of final results of a trial regarding time-to-disease progression are not fully audited and have been taken from databases that have not been fully reconciled against medical records kept at the clinical sites or that may not include the most current information on patient disease progressions. The DSMB’s recommendation that we continue our ongoing pivotal Phase 3 clinical trial for MyVax is not indicative of the eventual outcome of the Phase 3 clinical trial. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. The data collected from our clinical trials may not be sufficient to support regulatory approval of MyVax, or any other immunotherapies that we may develop. We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Our failure to adequately demonstrate the safety and efficacy of MyVax, or any other immunotherapies that we may develop, will prevent receipt of regulatory approval and, ultimately, commercialization of MyVax, or any other immunotherapies that we may develop. Furthermore, because we have devoted most of our resources to the development of MyVax, our lead product candidate, we are dependent on its success.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future.

We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. Net losses were approximately $30.4 million in 2005, approximately $27.0 million in 2004 and approximately $30.5 million in 2003. As of December 31, 2005, we had an accumulated deficit of approximately $145.2 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the build-out, equipping and qualification of a manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will achieve or sustain product revenues or become profitable, if ever.

We currently have no source of revenue and may never become profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, MyVax has not generated any revenue, and we do not know when or if MyVax will generate revenue. Our ability to generate revenue depends on a number of factors, including:

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the second interim analysis of our pivotal Phase 3 clinical trial;

•	the uncertainty of results of our ongoing pivotal Phase 3 clinical trial for MyVax;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the uncertainty related to completion of build-out, equipping and qualification of our new manufacturing facility;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.

We cannot predict when we may begin to realize product revenue. We do not anticipate that we will achieve profitability, if at all, for at least the next few years after we begin generating revenues. If we are unable to generate sufficient revenue, we will not become profitable, and we may be unable to continue our operations.

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

Developing patient-specific active immunotherapies, conducting clinical trials, establishing manufacturing facilities and marketing immunotherapies that we may develop is expensive. We will need to raise significant additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development activities;

•	complete the build-out, equipping and qualification of a manufacturing facility; and

•	commercialize MyVax, or any other immunotherapies that we may develop, if any such immunotherapies receive regulatory approval.

We believe that our current cash resources, including the net proceeds from our February public 2006 offering, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan for at least the next 12 months. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect our cash consumption will increase in 2006, as we anticipate an increase in our expenses related to the build-out and equipping of our manufacturing facility and corporate headquarters, growth of the company and research and development of our monoclonal antibody product candidates, as well as the continued development of MyVax. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. A manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost and timing of completing the build-out and equipping of our manufacturing facility(s) and corporate headquarters;

•	the rate of progress and magnitude and cost of our product development efforts and other research and development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the success, if any, of the commercialization of MyVax, if regulatory approval is obtained;

•	the pace of expansion of administrative and other infrastructure expenses required to support the growth of the organization;

•	the effect of competing technological and market developments; and

•	our ability to establish collaborative, licensing or other arrangements for the development, sale, marketing or distribution of our product candidates and the terms of those arrangements.

Future capital requirements will also depend upon the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

We cannot predict when we may begin to realize product revenue. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would restrict our business activities.

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

We rely on third parties to provide materials and services needed for the manufacture and testing of MyVax. If these third parties do not adequately provide materials or fail to carry out their contractual duties or obligations, we may not be able to successfully manufacture or commercialize MyVax, or any other immunotherapies that we may develop.

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

To date, we have manufactured MyVax in quantities necessary to support our ongoing pivotal Phase 3 clinical trial and Phase 2 clinical trials for MyVax. We have no experience in manufacturing MyVax, or any other immunotherapies, for the number of patients and at a cost that would support commercial use. In addition, since no other company has manufactured an active immunotherapeutic product for commercial sale, there are no precedents from which we could learn. To commercialize MyVax, we will need to construct and qualify a manufacturing facility that meets current Good Manufacturing Practices, or cGMP, standards. In doing so, we may encounter problems with, among other things, controlling costs and quality control and assurance. If we cannot manufacture a sufficient supply of MyVax on acceptable terms, the commercialization of MyVax will be delayed or prevented.

We may experience difficulties in manufacturing MyVax, or any other immunotherapy that we may develop, which could prevent us from completing our clinical trials and delay the commercialization of MyVax, or any other immunotherapies that we may develop.

Manufacturing MyVax is a complex multi-step process that requires us to expend significant time, money and effort on production, recordkeeping and quality control systems to assure that MyVax will meet product specifications and other regulatory requirements. In addition, manufacturing MyVax requires coordination internally among our employees as well as externally with physicians, hospitals and third-party suppliers and carriers. This process involves a number of risks that may lead to failures or delays in manufacturing MyVax, including:

•	failure to obtain a sufficient supply of key raw materials of suitable quality;

•	difficulties in manufacturing MyVax for multiple patients simultaneously;

•	difficulties in obtaining adequate tumor samples from physicians;

•	difficulties in the timely shipping of tumor samples to us or in the shipping of MyVax to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;

•	difficulties in completing the development and validation of the specialized assays required to ensure the consistency of MyVax;

•	failure to ensure adequate quality control and assurances in the manufacturing process as we increase the production quantities of MyVax;

•	destruction of, or damage to, tumor samples or MyVax during the shipping process due to improper handling by third-party carriers, hospitals, physicians or us;

•	destruction of, or damage to, tumor samples or MyVax during storage at our facilities;

•	destruction of, or damage to, tumor samples or MyVax stored at clinical and/or future commercial sites due to improper handling or holding by clinicians, hospitals or physicians;

•	difficulties in building-out, qualifying and effectively operating a commercial-scale manufacturing facility;

•	failure to comply with, or significant changes in, regulatory requirements, such as FDA regulations and environmental laws;

•	damage to or destruction of our manufacturing facilities or equipment;

•	shortages of qualified personnel; and

•	difficulties in ensuring the quality and consistency of materials and services provided by our suppliers.

If we experience any difficulties in manufacturing MyVax, or any other immunotherapies that we may develop, our ongoing clinical trials may be delayed and commercialization of MyVax, or any other immunotherapies that we may develop, may be delayed.

We currently depend on single source suppliers for critical raw materials for manufacturing, as well as other components required for the administration of MyVax. The loss of any of these suppliers could delay our clinical trials or prevent or delay commercialization of MyVax.

We currently depend on single source suppliers for critical raw materials used in MyVax and other components used in the manufacturing process and required for the administration of MyVax. In particular, manufacturing of MyVax requires keyhole limpet hemocyanin or KLH, a foreign carrier protein which is derived from a giant sea snail. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, a single source supplier. In December 1998, we entered into a supply agreement with biosyn, pursuant to which biosyn has agreed to supply us with KLH. The supply agreement expired on December 9, 2005 and a new agreement has not yet been reached. We are negotiating the terms of a new supply agreement with biosyn but we may not be able to reach an agreement with biosyn on terms that are acceptable to us, or at all. There may be no other supplier of KLH of suitable quality for our purposes, and there are significant risks associated with our ability to produce KLH of suitable quality ourselves. Even if we identify another supplier of KLH, or produce KLH ourselves, we will not be able to use the alternative source of KLH for the commercial manufacture of MyVax unless the KLH is found to be comparable to the existing KLH. In addition, the FDA requires that, before we can begin to commercially manufacture MyVax, we must ensure that any supplier of KLH be compliant with cGMP. Any inability to obtain a sufficient supply of KLH of suitable quality from biosyn or an alternate supplier, or produce such KLH ourselves, could delay or prevent completion of our clinical trials and commercialization of MyVax.

In addition, we currently purchase specialized cell culture containers and cell culture media, which are critical components of our manufacturing process, from Medtronic, Inc. and Hyclone Laboratories, each a single source supplier. We do not have a long-term contract with Medtronic or Hyclone and rely on purchase orders to obtain the necessary cell culture containers and cell culture media. Although to date, Medtronic and Hyclone have met our requirements for our clinical trials, there are no direct alternative sources of supply for the cell culture containers and cell culture media.

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

In the event we receive regulatory approval for MyVax, we would need to significantly increase the volume of our purchases of these materials, and we cannot be certain that large volumes will be available from our current suppliers. Establishing additional or replacement suppliers for these materials or components may take a substantial amount of time. In addition, we may have difficulty obtaining similar materials from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of MyVax, or any other immunotherapies that we may develop, could be interrupted for an extended period of time, which may delay or prevent completion of our clinical trials or commercialization of MyVax, or any other immunotherapies that we may develop. If we are unable to obtain adequate amounts of these materials, our clinical trials will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different materials that may not be as safe or as effective. As a result, regulatory approval of MyVax may not be received at all.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

In order to continue our clinical trials and commercialize MyVax, or any other immunotherapies that we may develop, we will need to significantly expand our employee base for managerial, operational, financial and other resources. We anticipate that we will need more than 350 employees by the time MyVax is initially commercialized, if MyVax receives regulatory approval. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize MyVax, or any other immunotherapies that we may develop, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our research and development efforts effectively;

•	manage our clinical trials effectively;

•	integrate additional management, administrative, manufacturing and sales and marketing personnel;

•	develop and implement our administrative, accounting, operations, quality, distribution and management information systems and controls; and

•	hire, train and retain additional qualified personnel and retain our existing personnel.

We rely on the availability and condition of our sole manufacturing facility in Redwood City, California. If we are not able to renew the subleases or if the facility is damaged or destroyed and our new manufacturing facility has not yet been completed, then our ability to manufacture products will be significantly affected and we will be delayed or prevented from completing our clinical trials and commercializing MyVax, or any other immunotherapies that we may develop.

We currently rely on the availability and condition of our sole manufacturing facility, located in Redwood City, California, to manufacture MyVax. We have entered into two leases and construction agreements related to the build-out of a new manufacturing facility in Fremont, California, and we have commenced the build-out of our new site. Both our current facility, as well as our planned new facility, are located in a seismic zone, and there is the possibility of an earthquake which, depending on its magnitude, could be disruptive to our operations. Our subleases for our existing facility expire between May 2006 and November 2006. We do not anticipate that build-out of our new manufacturing facility will be completed by that time. Although we are seeking to obtain extensions of the subleases for our current facility, we have no rights to extend the terms and we may not be able to negotiate new subleases or extensions for this facility. In addition, if the facility or the equipment in the facility is significantly damaged or destroyed for any reason, we may have to wait until our new manufacturing facility is completed before we can resume clinical production. The inability to renew the subleases or the damage or destruction of the facility could affect our ability to manufacture MyVax and delay us from completing or initiating our clinical trials.

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

As of December 31, 2005, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.

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

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we believe we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our ability to commercialize MyVax, or any other immunotherapies that we may develop, depends upon our ability to develop, manufacture, market and sell MyVax, or any other immunotherapies that we may develop, without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of immunotherapy and gene expression. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that MyVax, or any other immunotherapies that we may develop, may infringe. There could also be existing patents of which we are not aware that MyVax, or any other immunotherapies that we may develop, may infringe.

In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies. To date, we have elected not to seek licenses for these patents because, among other reasons, we believe that our pre-commercialization activities fall within the scope of an available exemption. In addition, we do not believe that we will be required to seek any licenses upon completion of our pre-commercialization activities. For more information, please refer to the section in this report entitled “Business — Intellectual Property.” We may be exposed to future litigation by the companies holding these patents or other third parties based on claims that MyVax, or any other immunotherapies that we may develop, or the methods we employ to manufacture them, infringe their intellectual property rights. Our ability to manufacture and commercialize MyVax, or any other immunotherapies that we may develop, may depend on our ability to demonstrate that MyVax, or any other immunotherapies that we may develop, and our manufacturing processes do not infringe third-party patents. If these patents were found to cover MyVax, or any other immunotherapies that we may develop, or our manufacturing process, we could be required to pay substantial damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtained a license. A license may not be available to us on acceptable terms in the future, if at all.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business;

•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a third party’s patent;

•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it is not required to do;

•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross-licenses to our patents; and

•	redesigning our process so it does not infringe which may not be possible or could require substantial funds and time.

We are not able to prevent others, including potential competitors, from using the patient-specific idiotype protein-KLH conjugate, comprising a single idiotype protein, that we use in our lead product candidate, MyVax, for the treatment of indolent B-cell NHL.

Although we are able to receive patent protection for our amplified cell lines and the process we use to manufacture the tumor-derived idiotype protein used in MyVax, the patient-specific idiotype-KLH conjugate, comprising a single idiotype protein, and its use for the treatment of indolent B-cell NHL is in the public domain and therefore cannot be patented. As a result, we cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with MyVax.

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

We are currently manufacturing MyVax for our clinical trials at our existing facility in Redwood City, California. Our facility is currently subject to licensing requirements of the California Department of Health Services, and we received this license during the second quarter of 2004. Our facility is subject to inspection by the FDA as well as by the California Department of Health Services at any time. Failure to maintain our license from the California Department of Health Services or to meet the inspection criteria of the FDA and the California Department of Health Services would disrupt our manufacturing processes and would harm our business. If an inspection by the FDA, California Department of Health Services or foreign regulatory authorities indicates that there are deficiencies, we could be required to take remedial actions, or our facility may be closed.

In order to commercialize MyVax, or any other immunotherapies that we may develop, we will need to complete the build-out and equipping and qualify our new manufacturing facility. Preparing a facility for commercial manufacturing may involve unanticipated delays and the costs of complying with FDA regulations may be higher than we anticipated. In addition, any material changes we make to the manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business.

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

Several companies, such as GlaxoSmithKline, Biogen Idec Inc. and Immunomedics, Inc., are involved in the development of passive immunotherapies for the treatment of NHL. Various products are currently marketed for treatment of NHL. Rituxan, a passive immunotherapy co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the treatment of relapsed or refractory, low grade B-cell NHL. In addition, Biogen Idec Inc. has received FDA approval for marketing its passive radioimmunotherapy product, Zevalin, and GlaxoSmithKline Plc received FDA approval for marketing its version of passive radioimmunotherapy product, Bexxar, for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL. For more information, please refer to the section entitled “Business — MyVax Personalized Immunotherapy” in this report.

In addition, there are several companies focusing on the development of active immunotherapies for the treatment of NHL, including Antigenics, Inc. and Favrille, Inc. Favrille, Inc. and Biovest International, Inc., a majority-owned subsidiary of Accentia, Inc., are currently conducting Phase 3 clinical trials of active immunotherapy in patients with follicular NHL. If any are successfully developed and approved, they could compete directly with MyVax, if it is approved. In addition, researchers are continually learning more about NHL and other forms of cancer, and new discoveries may lead to new technologies for treatment. As a result, MyVax, or any other immunotherapies that we may develop, may be rendered obsolete and noncompetitive at any time.

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

We face an inherent risk of product liability exposure related to the testing of MyVax, or any other immunotherapies that we may develop, in human clinical trials and will face an even greater risk if we sell MyVax, or any other immunotherapies that we may develop, commercially. Currently, we are not aware of any historical or anticipated product liability claims. In the future, an individual may bring a liability claim against us if MyVax, or any other immunotherapies that we may develop, causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for MyVax, or any other immunotherapies that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	substantial litigation costs;

•	substantial monetary awards to patients;

•	loss of revenues; and

•	the inability to commercialize MyVax, or any other immunotherapies that we may develop.

We have general liability insurance, which includes product liability insurance coverage for our clinical trials up to a $5.0 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for MyVax, or any other immunotherapies that we may develop. Although we believe that our current insurance coverage is adequate, it may not be sufficient to cover all losses that might arise. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

Our research and development and manufacturing activities involve the use of biological and hazardous materials that could be dangerous to human health, safety or the environment. Even if our safety procedures for handling, storage and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages. We have general liability insurance of up to $5.0 million per occurrence, with an annual aggregate limit of $5.0 million. We believe our current insurance coverage is adequate. However, this insurance may not cover a claim that arises if it is related to our biological or hazardous materials. Furthermore, if we were to be held liable for an accident involving our biological or hazardous materials, this liability could exceed our insurance coverage and our other financial resources.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop MyVax, or any other immunotherapies that we may develop, conduct our clinical trials and commercialize MyVax, or any other immunotherapies that we may develop.

Our success depends upon our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., Ph.D., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax or adversely affect our other development efforts. Currently, we do not have employment agreements with any members of senior management. As of December 31, 2005, Dr. Denney owned 1,208,182 shares of our common stock that were not subject to any vesting and options to purchase 572,918 shares of our common stock, of which approximately 114,583 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.

The competition for qualified personnel in the biotechnology field is intense. In particular, our ability to deliver patient therapies depends upon our ability to attract and retain quality assurance and control personnel. We will need to hire additional personnel as we continue to expand our manufacturing, research and development activities.

We reported a material weakness in our internal control over financial reporting. We will need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements is expected to continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to comply with these reporting requirements. In March 2006, it was determined that our previously issued financial statements for the second and third quarters of 2005 should be restated because we did not apply the correct accounting treatment with respect to our leases for our new manufacturing facility and corporate headquarters. As a result, our management concluded that we had a material weakness in our internal control over financial reporting, which is described further in Item 9A in this Annual Report on Form 10-K. We may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

The adoption of Statement of Financial Accounting Standard No. 123R and changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and affect our reported results of operations.

On December 16, 2004, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment — An Amendment of FASB Statements No. 123 and 95,” (“SFAS 123R”) which will require us to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and record compensation expense in our statement of operations. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our financial statements is January 1, 2006. Adoption of this statement is expected to have a significant impact on our financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes, as is our current practice. The impact of SFAS 123R on our financial statements and related disclosures is still being evaluated by management but is expected to be material to our results of operations. Our actual share-based compensation expense in 2006 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

As of February 28, 2006, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 24.4% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Future sales of our common stock could lower the market price of our common stock.

Sales of substantial amounts of shares in the public market could harm the market price of our common stock. As of February 28, 2006, 35,814,385 shares of our common stock were outstanding. In February 2006, in connection with our recent public offering of common stock, each of our directors and certain of our executive officers and stockholders (which directors, executive officers and stockholders held in the aggregate approximately 10.6% of our outstanding common stock as of February 28, 2006) agreed, subject to specified exceptions, that without the prior written consent of WR Hambrecht + Co, they would not, directly or indirectly, sell, offer, contract to sell, transfer the economic risk of ownership in, make any short sale, pledge or otherwise dispose of any shares of our common stock or any securities convertible into or exercisable or exchangeable for or any other rights to purchase or acquire our common stock (including without limitation, common stock which may be deemed to be beneficially owned by the undersigned in accordance with the rules and regulations of the Securities and Exchange Commission and securities which may be issued upon exercise of a stock option or warrant), for the period ending on May 10, 2006. WR Hambrecht + Co, may, in its sole discretion, permit early release of shares subject to the lock-up agreements. All of the shares of our common stock that were outstanding as of February 28, 2006, are eligible for sale in the public market under Rules 144, 144(k) and 701, subject in some cases to volume and other limitations and the 90-day lock-up agreements described above. In addition, of the 2,731,479 shares issuable upon exercise of options to purchase our common stock outstanding as of February 28, 2006, approximately 926,363 shares were vested and eligible for sale as of February 28, 2006. In addition, if we propose to register any of our securities under the Securities Act of 1933, as amended, either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock. In addition, holders of registration rights may require us on not more than two occasions at any time to file a registration statement under the Securities Act with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3. These rights shall terminate altogether three years after the effective date of our initial public offering, and, with respect to each holder of such rights, on the date when such holder holds less than 1% of our outstanding shares of common stock and is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any 90-day period. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We sublease 13,426 square feet of laboratory and production space in Redwood City, California, under lease agreements that terminate in May and November 2006, respectively. In the same facility, we also lease an additional 18,512 square feet of corporate office space under a lease agreement that we entered into on March 10, 2005 with Metropolitan Life Insurance Company, which agreement terminates in July 2006. We also have a sublease for 14,842 square feet of laboratory space in Foster City, California, which agreement terminates at the end of July 2006. We believe that our facilities will be sufficient for the production of active immunotherapies for our planned clinical trials.

In May 2005, we entered into two agreements (the “Lease Agreements”) to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Arden wood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is 15.5 years, terminating in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property. Simultaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the approximately 220,000 square foot, two-building campus. The construction build-out began in the fourth quarter of 2005 and is expected to be completed in two phases, with the first building currently scheduled to be completed in mid-2006 and the second building currently scheduled to be completed by the end of 2006. Unless we are able to renew our existing leases, we may need to find temporary facilities until our new facility can be completed, which could affect our ability to manufacture MyVax and delay us from completing or initiating our clinical trials.

On March 27, 2006, Genitope Corporation entered into a sublease with Argonaut Technologies, Inc. to lease an additional 24,244 square feet of laboratory and office space for approximately 12 months adjacent to its current corporate headquarters in Redwood City, California. The additional space is expected to address the Company’s short-term facility needs until such time the lease and build-out of its new corporate headquarters and commercial manufacturing facility is complete. The construction build-out began in the fourth quarter of 2005 and is expected to be completed in two phases, with the first building currently scheduled to be completed in mid-2006 and the second building currently scheduled to be completed by the end of 2006.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the Nasdaq National Market under the symbol “GTOP” since October 30, 2003. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market:

	Common Stock
	2005		2004
	High	Low	High	Low

Fourth Quarter	$8.50	$5.92	$17.20	$9.50
Third Quarter	13.34	6.79	10.30	8.51
Second Quarter	13.59	10.70	11.31	7.81
First Quarter	16.71	12.10	12.89	9.00

Holders

As of February 28, 2006, there were approximately 235 holders of record of our common stock.

Dividends

Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

The table below reflects our stock repurchases during the three months ended December 31, 2005. All shares were repurchased by us from former employees upon termination of such employee’s employment pursuant to repurchase options granted to us by the employees under an early exercise option agreement. The repurchase price was equivalent to the purchase price paid by the former employee for the shares.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Program

October 1-31	—	—	—	4,249
November 1-30	433	$1.80	—	3,590
December 1-31	—	—	—	3,365

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2005, 2004 and 2003, and the balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited financial statements not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the accompanying notes to the financial statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Statement of Operations Data:
Operating expenses:
Research and development(1)	$25,867	$22,571	$19,678	$15,915	$8,791
Sales and marketing(1)	2,704	1,793	1,591	1,338	—
General and administrative(1)	4,938	3,356	2,937	2,832	1,463

Total operating expenses	33,509	27,720	24,206	20,085	10,254

Loss from operations	(33,509)	(27,720)	(24,206)	(20,085)	(10,254)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	(3,509)	—	—
Interest expense	(26)	(4)	(2,845)	—	—
Interest and other income, net	3,111	698	97	221	474

Net loss	(30,424)	(27,026)	(30,463)	(19,864)	(9,780)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	(18,407)	—	—

Net loss attributable to common stockholders	$(30,424)	$(27,026)	$(48,870)	$(19,864)	$(9,780)

Basic and diluted net loss per share attributable to common stockholders	$(1.08)	$(1.31)	$(11.86)	$(11.62)	$(6.58)

Shares used in computing basic and diluted net loss attributable to common stockholders	28,271	20,683	4,122	1,710	1,487

(1)	Includes non-cash stock-based compensation of the following:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Research and development	$76	$627	$1,046	$589	$181
Sales and marketing	57	143	176	141	—
General and administrative	151	210	679	635	257

Total	$284	$980	$1,901	$1,365	$438

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$42,358	$116,509	$29,790	$9,422	$6,080
Working capital	31,932	113,989	26,590	7,929	4,918
Restricted cash and long-term marketable securities	38,762	—	—	—	—
Total assets	115,395	119,865	32,352	11,986	9,396
Convertible preferred stock	—	—	—	46,853	26,151
Deficit accumulated during development stage	(145,213)	(114,789)	(87,763)	(38,893)	(19,029)
Total stockholders’ equity (deficit)	86,948	116,196	28,742	(36,414)	(18,094)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Form 10-K.

Overview

We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax® personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma, or B-cell NHL. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% to 90% of diagnosed cases of lymphoma. In the United States, approximately 55,000 patients are newly diagnosed with NHL each year, and there are over 300,000 existing patients currently diagnosed with NHL. NHL is clinically classified as either slow-growing, referred to as indolent, or fast-growing, referred to as aggressive. There are approximately 25,000 patients diagnosed with indolent B-cell NHL in the United States each year. Our pivotal Phase 3 clinical trial is designed for the treatment of follicular B-cell NHL, which represents approximately half of the cases of indolent B-cell NHL. Results from our completed and interim results from our ongoing Phase 3 clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we recently initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL.

In November 2000, based on positive interim Phase 2 clinical trial results from our 9901 trial, we initiated a pivotal, double-blind, placebo-controlled Phase 3 clinical trial, our 2000#03 trial, to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL. We have completed treatment of all

287 patients in this trial. On July 25, 2005, our independent Data Safety Monitoring Board, or DSMB, met and reviewed the first planned interim analysis of blinded data for safety and efficacy in our pivotal Phase 3 clinical trial and recommended the trial continue as planned. We currently anticipate that the next planned interim analysis of data for efficacy will be scheduled to occur in mid-2006, with the detailed follow-up period of the clinical trial scheduled to conclude in approximately the fourth quarter of 2007. We believe that, if successful, the results of our Phase 3 clinical trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $25.9 million, $22.6 million and $19.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. From inception through December 31, 2005, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $100.9 million.

We are also developing a panel of monoclonal antibodies that we believe potentially represents an additional novel, personalized approach for treating NHL. We recently filed patent applications for the composition and therapeutic use of this panel. The monoclonal antibodies could eventually be used alone or in synergistic combination with MyVax and might reduce or eliminate the need for chemotherapy in the early treatment of NHL. We intend to file an investigational new drug, or IND, application in 2007 and initiate clinical trials thereafter.

In May 2005, we entered into two agreements (the “Lease Agreements”) to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The initial term of each of the leases is 15.5 years, terminating in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property. Simultaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building facility. The current estimated cost of the build-out is approximately $60 million. As part of the construction agreements, the landlord has provided a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings, which began during the fourth quarter of 2005.

We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development-stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2005, we had an accumulated deficit of $145.2 million. As of December 31, 2005, we had cash, cash equivalents and marketable securities of $81.1 million, including $38.8 million, which is restricted as to its use.

In September 2005, we filed with the SEC, and in October 2005, the SEC declared effective, a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we completed an underwritten public offering under this shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and estimated offering expenses, we received net proceeds of approximately $58.4 million.

We anticipate working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will need significant additional operating funds to continue our research and development activities and clinical trials, pursue regulatory approvals, and if regulatory approval of a product candidate is obtained, to build sales and marketing capabilities and potentially expand production capabilities, as necessary.

We cannot predict when we may begin to realize product revenue. Until we are able to generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax, or any other immunotherapies that we may develop, or to grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would limit our business activities.

The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing or cost of the efforts necessary to complete the development of MyVax nor can we predict with precision when these development efforts will be completed. We cannot reasonably predict when we may have material net cash inflows from sales of MyVax, if ever. These uncertainties result from the numerous risks associated with developing MyVax, including:

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the second interim analysis of our pivotal Phase 3 clinical trial;

•	the uncertainty of results of our ongoing pivotal Phase 3 clinical trial for MyVax;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the uncertainty related to completion of the build-out, equipping and qualification of our new manufacturing facility;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.

If we fail to complete the development of MyVax in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations and financial condition.

A further discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “We will need significant additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts,” “We currently have no source of revenue and may never become profitable,” “If clinical trials of MyVax, or any other immunotherapies that we may develop, do not produce successful clinical trial results, we will be unable to commercialize these products” and “Our efforts to discover, develop and commercialize MyVax for indications other than follicular B-cell NHL are at an early stage and are subject to a high risk of failure,” as well as other risk factors. We anticipate that we will continue to incur significant and increasing operating losses for the foreseeable future as we continue our clinical development, apply for regulatory approvals, build-out, equip and qualify a manufacturing facility for the manufacture of MyVax, and seek to develop active immunotherapies for the treatment of CLL and potentially other forms of cancer, to establish sales and marketing and distribution capabilities and otherwise to expand our operations.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Clinical Trial Accruals.  Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. These costs are a significant component of research and development expenses. In the normal course of business, we contract with third parties to perform various clinical trial activities in the ongoing development of MyVax. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. We accrue for the costs of clinical studies conducted by contract research organizations, or CROs, based on estimated costs over the life of the individual study. Further, we monitor patient registration levels and related activity to the extent possible and adjust our estimates on a monthly basis. In addition to considering information from our clinical operations group regarding the status of our clinical trials, we rely on information from CROs to calculate our accrual for direct clinical expenses at the end of each reporting period. For indirect expenses, which relate to site and other administrative costs to manage our clinical trials, we rely on information provided by the CRO, including costs incurred by the CRO as of a particular reporting date, to calculate our indirect clinical expenses. Our estimates and assumptions may not match the timing of actual services performed by the organizations, which may result in adjustments to our research and development expenses in future periods.

Marketable Securities.  We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income (loss) , which is reflected as a separate component of stockholders’ equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income and other income, net. Realized gains and losses are recorded in our interest income and other income, net. If we believe that an other-than-temporary decline exists, it is our policy to record a write-down to reduce the investments to fair value and record the related charge as a reduction of interest income and other income, net.

Stock-Based Compensation.  We have a stock option plan to reward and provide incentives to our employees, which is described more fully in Note 10 to the financial statements. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations and apply the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148. We amortize stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, using an accelerated amortization model.

For financial reporting purposes, we have recorded stock-based compensation representing the difference between the fair value of common stock and the option exercise price. Prior to the closing of our initial public offering, we determined the deemed fair value of our common stock based upon several factors, including significant clinical milestones attained, sales of our convertible preferred stock, changes in valuations of existing comparable publicly traded biotechnology companies, trends in the broad market for biotechnology stocks and the expected valuation we would obtain in our initial public offering. Subsequent to the offering, we determined the fair value of our common stock based on quoted market prices. All stock options granted subsequent to the offering were granted at exercise prices equal to the fair market value. Though we recorded deferred stock-based compensation of $3.4 million for stock options granted to employees during the year ended December 31, 2003, there was no deferred stock-based compensation recorded for the years ended December 31, 2005 and 2004. Amortization of deferred stock-based compensation totaled $0.3 million, $1.0 million and $1.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. Outstanding stock-based deferred compensation is expense decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

We disclose in Note 1 to the financial statements the pro forma impact of applying the provisions of SFAS 123, as amended, to our stock awards. Prior to the closing of our initial public offering, the fair value of options issued pursuant to our option plan at the grant date were estimated using the minimum value method. Following the offering, the value of each option has been estimated using the Black-Scholes Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The effects of applying pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net loss and net loss per share in the future as the number of shares to be issued under the plan (including any future plans) is not known and the assumptions used to determine the fair value can vary significantly.

Additionally, as described more fully in Note 1 to the financial statements, we have issued stock options to non-employees, generally for services, which we account for under the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18. These options are also valued using the Black-Scholes Model. For stock options issued to non-employees, we amortized $0.2 million of stock compensation expense for the year ended December 31, 2003. For the years ended December 31, 2005 and 2004, there was no amortization. As discussed immediately below, beginning with the first quarter of fiscal 2006, we will be required to comply with SFAS 123R, which is expected to have a material impact on our results of operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”).  The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options; however, we are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than would result from the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in different accounting treatment than is currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations, financial position or cash flows.

Results of Operations

Research and development expenses

	Year Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(In millions, except percentages)

Staffing related	$12.7	$9.5	$7.6	34%	25%
Clinical trial and manufacturing material costs	6.5	8.5	7.0	(24)%	21%
Amortization of deferred stock-based compensation	0.1	0.6	1.1	(88)%	(45)%
Facilities and other costs	6.6	4.0	4.0	65%	—%

Total research and development expenses	$25.9	$22.6	$19.7	15%	15%

Research and development expenses represented approximately 77%, 81% and 81% of our total operating expenses for the years ended December 31, 2005, 2004 and 2003, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs related to the development of our manufacturing process.

The increase in research and development expenses for 2005 as compared to 2004 was a result of higher staffing levels, of which approximately $3.2 million was related to the hiring of process sciences, research and manufacturing executives and related personnel during 2005. In addition, we recognized higher facilities and other costs of approximately $2.6 million in 2005, associated with the Lease Agreements for the new manufacturing facility and corporate headquarters. These increases were offset partially by decreased costs related to manufacturing materials and external testing of approximately $2.0 million, resulting from the completion of patient registration in the second quarter of 2004 for our pivotal Phase 3 clinical trial and a decrease in non-cash stock-based compensation expense of approximately $0.5 million resulting from the continued vesting of these previously-granted options

The increase in 2004 from 2003 was due primarily to higher staffing levels and recruiting costs, of which $1.9 million was related to the addition of manufacturing and quality assurance and control personnel. In addition, clinical trial costs associated with our lead product, MyVax, and costs related to manufacturing materials and external testing, increased by $1.5 million. This increase was offset partially by a decrease in non-cash stock-based compensation expense of $0.5 million resulting from the continued vesting of these previously-granted options.

We expect to devote substantial resources to research and development in future periods as we continue our development of MyVax and expect our research and development expenditures to increase during 2006 and subsequent years. Many factors can affect the cost and timing of our clinical trials, including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our product candidates. In addition, the development of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of further development and approval of our products.

Sales and marketing expenses

	Year Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(In millions, except percentages)

Staffing related	$1.1	$0.5	$0.5	127%	—%
Product advocacy costs	1.0	1.0	0.8	1%	25%
Amortization of deferred stock-based compensation	0.1	0.1	0.2	(60)%	(50)%
Facilities and other costs	0.5	0.2	0.1	150%	100%

Total sales and marketing expenses	$2.7	$1.8	$1.6	50%	13%

Sales and marketing expenses primarily consist of personnel costs and outside marketing activities related to product support and awareness. These expenses increased for 2005 as compared to 2004, primarily due to increased staffing costs of approximately $0.6 million related to the hiring of additional staff. Facilities and other costs increased by $0.3 million primarily due to increased rent expense associated with our new facilities.

The increase in sales and marketing expenses in 2004 from 2003 was primarily due to increased product advocacy costs related to clinical trial support and awareness and initiation of commercialization planning projects for MyVax.

We expect sales and marketing spending to increase in 2006 and subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL.

General and administrative expenses

	Year Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(In millions, except percentages)

Staffing related	$2.3	$1.4	$1.3	62%	8%
Legal, professional fees and insurance	1.5	1.1	0.4	40%	175%
Amortization of deferred stock-based compensation	0.2	0.2	0.6	(29)%	(67)%
Facilities and other costs	0.9	0.6	0.6	50%	—%

Total general and administrative expenses	$4.9	$3.3	$2.9	48%	14%

General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.

General and administrative expenses increased in 2005 as compared to 2004, due primarily to higher payroll-related costs, legal and professional fees and corporate insurance costs totaling approximately $1.3 million required to support the organizational growth of the company, and $0.3 million of increased rent expense associated with our new facilities.

The increase in 2004 from 2003 was due to additional administrative expenses of approximately $0.8 million related to higher staffing costs, legal and professional fees and corporate insurance costs to support the organizational growth, and responsibilities of being a public company. This increase was partially offset by a decrease of $0.4 million in non-cash stock-based compensation expense resulting from the continued vesting of these previously-granted options.

We expect our general and administrative expenses to increase during 2006 as a result of additional administrative and infrastructure costs associated with our organizational growth including costs associated with ongoing compliance with the requirements of the Sarbanes-Oxley Act of 2002 and potential implementation of new finance and accounting systems.

Loss on Extinguishment of Convertible Notes and Cancellation of Series E Convertible Preferred Stock Warrants

	Year Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(In millions, except percentages)

Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	$—	$—	$(3.5)	—	(100)%

We recorded a $3.5 million loss related to the extinguishment of convertible notes and cancellation of convertible preferred stock warrants for the year ended December 31, 2003. No such charge was recorded during 2005 or 2004.

Interest Expense

	Year Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(In millions, except percentages)

Interest expense	$—	$—	$(2.8)	—	(100)%

Interest expense for the years ended December 31, 2005 and 2004 was $26,000 and $4,000, respectively, compared to interest expense of $2.8 million for the year ended December 31, 2003. During the year ended December 31, 2003, we recorded interest expense of $0.8 million related to the amortization of the discount on our convertible notes, $1.9 million related to the amortization of the warrant issued in connection with our lines of credit and $0.1 million related to the stated interest on the convertible notes. No such charges were recorded during 2005 and 2004.

Interest and Other Income, Net

	Year Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(In millions, except percentages)

Interest and other income, net	$3.1	$0.7	$0.1	346%	620%

The increase in interest and other income, net, in 2005 as compared to 2004 was due to interest received on higher average cash balances as a result of proceeds received from our follow-on offering in June 2004 and our private placement in December 2004, as well as higher interest rates during 2005. The increase in 2004 from 2003 was due to interest on higher average cash balances as a result of the cash proceeds received from our completed initial public offering in November 2003 and our completed follow-on public offering in June 2004.

Dividend Related to Issuance of Convertible Preferred Shares and the Beneficial Conversion Feature of Preferred Stock

	Year Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(In millions, except percentages)

Dividend related to issuance of convertible preferred shares and beneficial conversion feature of preferred stock	$—	$—	$18.4	—	(100)%

We recorded a non-cash dividend of $18.4 million related to the issuance of convertible preferred shares and the beneficial conversion feature of preferred stock for the year ended December 31, 2003. No such charge was recorded for the years ended December 31, 2005 or 2004.

Liquidity and Capital Resources

	As of December 31,
	2005	2004	2003
	(In millions)

Cash, cash equivalents and marketable securities (inclusive of $38.8 million which is restricted as to its use)	$81.1	$116.5	$29.8

	Year Ended December 31,
	2005	2004	2003

Cash flows:
Net cash used in operating activities	$(29.3)	$(25.8)	$(20.2)

Net cash used in investing activities	$(31.0)	$(57.3)	$(0.3)

Net cash provided by financing activities	$0.9	$113.3	$40.9

As of December 31, 2005, we had cash, cash equivalents and marketable securities of $81.1 million, including $38.8 million, which is restricted as to its use, compared to $116.5 million as of December 31, 2004. We have two outstanding letters of credit related to the construction of our new manufacturing facility and corporate headquarters that, as of December 31, 2005, were collateralized by $37.8 million of cash, cash equivalents and marketable securities held in one of our investment accounts and classified as a restricted, noncurrent asset on our balance sheet. As we proceed with the build-out and the payment of the construction costs, these collateralized assets will decrease in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral for two other letters of credit related to the lease of our new facilities. Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” on our balance sheet.

We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of public stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and as of December 31, 2005, we had an accumulated deficit of approximately $145.2 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Also, our accumulated deficit includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through December 31, 2005, we had amortized and expensed non-cash stock-based compensation of approximately $5.0 million.

Net cash used in operating activities was $29.3 million, $25.8 million and $20.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increased use of cash in operations for 2005 compared to 2004 was primarily due to our continued research and development activities associated with MyVax for the treatment of B-cell NHL and higher cash usage for prepaids and other assets, primarily related to $0.6 million of prepaid rent and $0.4 million of new facility construction costs paid by the company that have not yet been reimbursed by the landlord. These increased uses of cash were offset in part by a $0.8 million increase in accounts payable attributable to the timing of vendor payments and a $3.9 million increase in deferred rent attributable to rent holidays and scheduled rent increases related to the new manufacturing facility and corporate headquarters.

The change in net cash used in operating activities in 2004 compared to 2003 was primarily due to our research and development activities associated with MyVax and higher cash usage for prepaids and other assets and accounts payable, due to the timing of payments made, offset partially by an increase in accrued liabilities.

Net cash used in investing activities was $31.0 million, $57.3 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net cash used to purchase marketable securities (net of sales and maturities of marketable securities) was $24.1 million in 2005. The net increase in marketable securities was primarily due to the investing of the proceeds of our December 2004 private placement, offset in part by usage to fund operations in 2005. In addition, $38.8 million of cash and marketable securities were reclassified as restricted, in connection with to the build-out of the Company’s new manufacturing facility and corporate headquarters. Cash payments for capital expenditures increased by approximately $5.0 million in 2005 as compared to 2004. Purchases in 2005 consisted primarily of payments related to pre-construction, construction and design activities for our new manufacturing facility and corporate headquarters. We expect our capital expenditures to increase in future years to support our development and commercialization efforts and to complete the build-out of our new manufacturing facility and corporate headquarters. The current estimated cost of the build-out is approximately $60 million. As part of the construction agreements, the landlord has provided a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings, which began during the fourth quarter of 2005. Cash used in investing activities during 2005 also included a $1.0 million cash security deposit paid to the landlord of our new facility. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of our marketable securities.

During the year ended December 31, 2004, we purchased $159.8 million of marketable securities, which was partially offset by maturities and sales of marketable securities of $103.3 million. During the year ended December 2003, we did not have any marketable securities.

Net cash provided by financing activities was $0.9 million, $113.3 million and $40.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, we received approximately $1.1 million in proceeds from the issuance of common stock under our stock option and employee stock purchase plans. This was partially offset by approximately $0.2 million in payments of stock offering costs relating to our private placement of common stock completed in December 2004.

During the year ended December 31, 2004, we completed a follow-on public offering, in which we sold 7,013,646 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $59.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $55.7 million. In December 2004, we completed a private placement in which we sold 4,250,000 shares of common stock at an offering price of $14.25 per share for aggregate gross proceeds of $60.6 million. After deducting the placement agent’s fee and offering expenses, we received net proceeds of approximately $57.3 million. We also received approximately $0.6 million in 2004 related to proceeds from the issuance of common stock under our stock option and employee stock purchase plans. These proceeds were offset partially by payments of $0.4 million related to offering costs from our initial public offering. Subsequent to year end, in February 2006, we completed the sale of 7,360,000 shares of our common stock in an underwritten public offering under our effective shelf registration statement for estimated net proceeds of approximately $58.4 million, after deducting the underwriters’ commission and estimated offering expenses.

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

As of December 31, 2005, we had contractual obligations related to operating and capital leases as follows (in thousands):

	Payments Due by Period
		Less than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years (1)	Years (2)	5 Years

Contractual obligations:
Non-cancelable operating lease obligations related to new building lease agreements	$114,647	$6,207	$12,979	$13,770	$81,691
Non-cancelable operating lease obligations related to other facilities	344	344	—	—	—
Capital lease obligations	48	24	24	—	—

Total contractual obligations	$115,039	$6,575	$13,003	$13,770	$81,691

In May 2005, we entered into two Lease Agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is 15.5 years and each lease will terminate in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property.

In December 2005, we entered into a Letter of Credit and Reimbursement Agreement (the “Reimbursement Agreement”) and related Security Agreement (“Security Agreement”) with a commercial bank that provides for the issuance of four letters of credit, described below as the “Rent Letters of Credit” and the “Construction Letters of Credit.” These Letters of Credit were provided to secure certain rental and construction obligations under the lease and construction agreements for our new manufacturing facility and corporate headquarters.

Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord will provide us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference is estimated to be up to approximately $34.0 million. In December 2005, two letters of credit were provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. The Construction Letters of Credit will expire on May 30, 2009. Pursuant to the terms of the Security Agreement, the Construction Letters of Credit are being collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account totaling approximately $38.8 million that has been recorded as restricted cash. As we proceed with the build-out and the payment of the construction costs, the collateralized assets and restricted cash will decrease in proportion to the payments made.

The Lease Agreements provided for rent holidays for the first five and one-half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term.

The Company is responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” is deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though it is not the legal owner. Upon the commencement of the leases in May 2005, the Company capitalized the estimated fair value of the building shells of $19.4 million, which has been recorded as construction-in-progress. The related liability has been recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the leases related to ground rent will be treated as an operating lease expense. As a result of being considered the owner for accounting purposes, build-out costs reimbursed by the landlord will increase the lease financing liability. Build-out costs paid by the Company will be capitalized consistent with the Company’s standard policy.

Upon completion of construction, the leases, if restructured, could qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases.” If this treatment is available, the lease financing liability and associated construction-in-progress and capitalized building costs will be removed from the Company’s balance sheet and the difference reclassified as either prepaid or deferred rent to be amortized over the lease term as rent expense. If the leases do not qualify for sale-leaseback treatment in accordance with SFAS No. 98, the lease financing liability will be amortized over the lease term based upon the payments designated in the agreement, and the building and improvement assets will be depreciated on a straight-line basis over their useful lives.

The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and as of December 31, 2005, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit were issued pursuant to the terms and conditions of the Reimbursement Agreement and will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account and recorded as restricted cash (see Note 3 of notes to financial statements).

The Reimbursement Agreement contains customary affirmative and negative covenants and other restrictions. In addition, the Reimbursement Agreement contains customary events of default, including the following: nonpayment of fees or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default and cross acceleration; bankruptcy; material judgments; invalidity of security; and change in management; and events having a material adverse effect on our business, assets, liabilities or financial condition. If an event of default occurs and is continuing, the bank may cause all amounts outstanding under the Reimbursement Agreement at that time to become immediately due and payable.

Our long-term commitments under operating leases related to our other facilities consist of payments relating to four real estate leases and subleases covering 46,780 square feet, located in Redwood City and Foster City, California. These leases and subleases expire between July 2006 and November 2006.

On March 27, 2006, we entered into a sublease with Argonaut Technologies, Inc. to lease, for approximately 12 months, an additional 24,244 square feet of laboratory and office space adjacent to our current corporate headquarters in Redwood City, California. The aggregate lease payments amount to approximately $288,000.

We anticipate working on a number of long-term development projects which will involve experimental and unproven technology. These projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will need significant additional operating funds to continue our research and development activities and clinical trials, pursue regulatory approvals and, if regulatory approval of any product candidate is obtained, to build sales and marketing capabilities and potentially expand production capabilities, as necessary.

We believe that our current cash resources, including net proceeds received in the February 2006 offering, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan for the next 12 months or more. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect that our cash consumption will increase in 2006 as we anticipate an increase in operating expenses related to the growth of the company, as well as the build-out of our manufacturing facility and corporate headquarters and the purchase of related manufacturing and laboratory equipment. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. Our manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. During the second quarter of 2005, we began incurring costs for our new manufacturing facility and corporate headquarters and have incurred approximately $7.4 million through December 31, 2005 related to pre-construction and design activities, excluding the non-cash impact of EITF 97-10. We estimate that the total cost of the facility, before giving effect to the $26.3 million tenant improvement allowance, including related manufacturing and laboratory equipment, could exceed $70.0 million, excluding the non-cash impact of EITF 97-10.

We cannot predict when we may begin to realize product revenue. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and any debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would limit our business activities.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are exposed to interest rate risk primarily through our marketable securities. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over yield considerations. As of December 31, 2005, cash, cash equivalents and marketable securities were $81.1 million, including restricted cash of $38.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2005, the decline in the total fair value of our cash, cash equivalents and marketable securities would not be material.

In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Genitope Corporation
(a development stage enterprise)

We have completed integrated audits of Genitope Corporation’s 2005 and 2004 financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Genitope Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, and cumulatively, for the period from August 15, 1996 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Genitope Coporation did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls over the selection, application and monitoring of its accounting policies for leases, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

The Company did not maintain effective controls over the selection, application and monitoring of its accounting policies for leases. Specifically, the Company did not have effective controls to ensure the accurate accounting for leases entered into for a new manufacturing facility and a new corporate headquarters building in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the interim financial statements for the second and third quarters of 2005 and audit adjustments to the 2005 annual financial statements. Additionally, this control deficiency could result in a misstatement of property and equipment, accumulated depreciation, lease financing liability and related expense accounts which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.

In our opinion, management’s assessment that Genitope Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Genitope Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 30, 2006

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$731	$60,087
Marketable securities	41,627	56,422
Prepaid expenses and other current assets	2,210	1,101

Total current assets	44,568	117,610
Restricted cash and marketable securities	38,762	—
Property and equipment, net	31,065	2,196
Other assets	1,000	59

Total assets	$115,395	$119,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,084	$2,073
Accrued and other current liabilities	4,128	1,502
Lease financing liability — current	4,400	—
Current lease obligations	24	46

Total current liabilities	12,636	3,621
Lease financing liability — noncurrent	14,997	—
Accrued interest —	790	—
Noncurrent lease obligations	24	48

Total liabilities	28,447	3,669

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; Issued and outstanding: 28,454,385 shares at December 31, 2005 and 28,191,145 shares at December 31, 2004	28	28
Additional paid-in capital	232,620	231,784
Deferred stock-based compensation	(166)	(733)
Accumulated other comprehensive loss	(321)	(94)
Deficit accumulated during the development stage	(145,213)	(114,789)

Total stockholders’ equity	86,948	116,196

Total liabilities and stockholders’ equity	$115,395	$119,865

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

				Cumulative
				Period from
				August 15, 1996
				(date of inception)
	Year Ended December 31,			to December 31,
	2005	2004	2003	2005
	(In thousands, except per share data)

Operating expenses:
Research and development	$25,867	$22,571	$19,678	$100,933
Sales and marketing	2,704	1,793	1,591	7,427
General and administrative	4,938	3,356	2,937	17,522

Total operating expenses	33,509	27,720	24,206	125,882

Loss from operations	(33,509)	(27,720)	(24,206)	(125,882)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	(3,509)	(3,509)
Interest expense	(26)	(4)	(2,845)	(3,008)
Interest and other income, net	3,111	698	97	5,593

Net loss	(30,424)	(27,026)	(30,463)	(126,806)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	(18,407)	(18,407)

Net loss attributable to common stockholders	$(30,424)	$(27,026)	$(48,870)	$(145,213)

Basic and diluted net loss per share attributable to common stockholders	$(1.08)	$(1.31)	$(11.86)

Shares used in computing basic and diluted net loss attributable to common stockholders	28,271	20,683	4,122

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 15, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 2005

							Deficit
				Notes		Accumulated	Accumulated
			Additional	Receivable	Deferred	Other	during the	Total
	Common Stock		Paid-In	from	Stock-based	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except per share data)

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

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
FOR THE PERIOD FROM AUGUST 15, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 2005

							Deficit
				Notes		Accumulated	Accumulated
			Additional	Receivable	Deferred	Other	during the	Total
	Common Stock		Paid-In	from	Stock-based	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except per share data)

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

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
FOR THE PERIOD FROM AUGUST 15, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 2005

							Deficit
				Notes		Accumulated	Accumulated
			Additional	Receivable	Deferred	Other	during the	Total
	Common Stock		Paid-In	from	Stock-based	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except per share data)

Issuance of common stock at a price of $1.20 to $11.64 per share in exchange for cash upon exercise of stock options	89	—	170	—	—	—	—	170
Issuance of common stock at $8.50 per share related to follow-on offering, net of issuance costs	7,014	7	55,711	—	—	—	—	55,718
Issuance of common stock at $14.25 per share related to private placement, net of issuance costs	4,250	4	57,266	—	—	—	—	57,270
Issuance of common stock related to ESPP	57	—	437	—	—	—	—	437
Proceeds from repayment of stockholder note	—	—	—	48	—	—	—	48
Repurchase of unvested common stock	(39)	—	(49)	—	—	—	—	(49)
Deferred stock-based compensation	—	—	(1,074)	—	1,074	—	—	—
Amortization of stock-based compensation	—	—	—	—	980	—	—	980
Components of other comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	—	—	(27,026)	(27,026)

Comprehensive loss								(27,120)

Balances at December 31, 2004	28,191	28	231,784	—	(733)	(94)	(114,789)	116,196
Issuance of common stock at a price of $1.20 to $11.64 per share in exchange for cash upon exercise of stock options	148	—	358	—	—	—	—	358
Issuance costs related to common stock offerings	—	—	(13)	—	—	—	—	(13)
Issuance of common stock related to ESPP	117	—	778	—	—	—	—	778
Repurchase of unvested common stock	(2)	—	(4)	—		—	—	(4)
Deferred stock-based compensation	—	—	(283)	—	283	—	—	—
Amortization of stock-based compensation	—	—	—	—	284	—	—	284
Components of other comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	—	—	(227)	—	(227)
Net loss	—	—	—	—	—	—	(30,424)	(30,424)

Comprehensive loss								(30,651)

Balances at December 31, 2005	28,454	$28	$232,620	$—	$(166)	$(321)	$(145,213)	$86,948

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

				Cumulative
				Period from
				August 15, 1996
				(date of inception)
	Year Ended December 31,			to December 31,
	2005	2004	2003	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(30,424)	$(27,026)	$(30,463)	$(126,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,140	771	716	5,556
Loss on disposal of assets	—	—	5	29
Stock-based compensation expense	284	980	1,901	4,988
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509	3,509
Amortization of warrant issued to guarantor of the lines of credit	—	—	1,933	1,933
Interest expense on convertible notes	—	—	892	892
Common stock issued for services	—	—	29	46
Changes in assets and liabilities:
Prepaids and other assets	(1,054)	(504)	(360)	(2,036)
Accounts payable	(40)	(707)	1,482	1,851
Accrued and other current liabilities	780	704	180	2,095

Net cash used in operating activities	(29,314)	(25,782)	(20,176)	(107,943)

Cash flows from investing activities:
Purchase of property and equipment	(5,770)	(749)	(307)	(12,058)
Purchases of marketable securities	(256,244)	(159,772)	—	(416,016)
Sales of marketable securities	86,716	22,173	—	108,889
Restricted marketable securities	(38,762)	—	—	(38,762)
Maturities of marketable securities	184,095	81,083	—	265,178
Long term cash deposits	(1,000)	—	—	(1,167)

Net cash used in investing activities	(30,965)	(57,265)	(307)	(93,936)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	2,181	47,392
Net proceeds from issuance of common stock related to initial public offering	—	(353)	34,088	33,735
Net proceeds from issuance of common stock related to follow-on public offering	—	55,718	—	55,718
Net proceeds from issuance of common stock related to private placement	(163)	57,420	—	57,257
Borrowings under lines of credit	—	—	8,000	8,786
Repayment of borrowings under lines of credit	—	—	(8,000)	(8,786)
Proceeds from issuance of convertible notes and warrants	—	—	4,280	6,060
Proceeds from issuance of common stock under stock plans	1,136	596	179	2,384
Proceeds from exercise of Series D warrants	—	—	135	135
Repurchase of unvested common stock	(4)	(49)	(20)	(87)
Proceeds from note receivable from stockholder	—	48	12	102
Principal payments on capital lease obligations	(46)	(36)	(4)	(86)

Net cash provided by financing activities	923	113,344	40,851	202,610

Net increase (decrease) in cash and cash equivalents	(59,356)	30,297	20,368	731
Cash and cash equivalents, beginning of period	60,087	29,790	9,422	—

Cash and cash equivalents, end of period	$731	$60,087	$29,790	$731

Supplemental disclosure:
Cash paid for interest	$26	$4	$14	$150
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$—	$—	$53,570	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933	$1,933
Warrant issued in connection with services related to convertible preferred stock	$—	$—	$—	$144
Accrued interest converted into convertible preferred stock	$—	$—	$121	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$—	$5
Conversion of notes payable into convertible preferred stock	$—	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to initial public offering	$—	$(353)	$353	$—
Accrued offering costs for issuance of common stock related to private placement	$—	$150	$—	$150
Acquisition of property and equipment under capital leases	$—	$82	$52	$134
Accrued cost for acquisition of property and equipment	$4,043	$219	$—	$4,262
Receivable from issuance of common stock under stock plan	$—	$11	$—	$11
Change in unrealized losses on marketable securities	$(227)	$(94)	$—	$(321)
Capitalized building shells (Note 6)	$(19,406)	—	—	(19,406)
Lease financing liability (Note 6)	19,406	—	—	19,406

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

Liquidity

To date, we have not generated any revenues and we have financed our operations and internal growth through private placements of common and preferred stock and public offerings of common stock, including our most recent public offering in February 2006, our line-of-credit facilities, and interest income earned from our cash and cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2005, we had an accumulated deficit of $145.2 million and cash, cash equivalents and marketable securities of $81.1 million, including $38.8 million, which is restricted as to its use.

In September 2005, we filed with the SEC, and in October 2005, the SEC declared effective, a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we completed an underwritten public offering under this shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and estimated offering expenses, we received net proceeds of approximately $58.4 million.

We cannot predict when we may begin to realize product revenue. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and any debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would limit our business activities.

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

Concentrations of Credit Risk

Cash, cash equivalents, and marketable securities are financial instruments that potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. We have not experienced any significant credit losses on cash, cash equivalents and marketable securities to date.

Cash and Cash Equivalents

Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk. We invest our excess cash primarily in deposits with banks and in highly liquid money market funds. As discussed further in Notes 3 and 6, we have certain outstanding letters of credit related to the lease agreement construction of our new manufacturing facility and corporate headquarters that are collateralized by $37.8 million of cash, cash equivalents and marketable securities held in one of our investment accounts and classified as a restricted, noncurrent asset on the accompanying December 31, 2005 balance sheet.

Marketable Securities

All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest and other income, net. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in “Interest and other income, net.” The cost of securities sold is based on the specific identification method.

Marketable securities include auction rate and floating rate securities. These securities are structured as short-term, highly liquid investments that we believe can be readily converted into cash every 30, 60 or 90 days. However, since the stated or contractual maturities of these securities is greater than 90 days, these securities are classified as marketable securities and not cash equivalents.

Certain Risks and Uncertainties

Our product candidate under development requires approval from the Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance our products will receive the necessary approvals. If we are denied approval or approval is significantly delayed, it would have a material adverse impact on us.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Various products are currently marketed for the treatment of NHL, and a number of companies are developing new treatments. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than MyVax, or any other immunotherapies that we may develop. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. If any of our competitors’ product candidates are successfully developed and approved, they could compete directly with MyVax, if it is approved. In addition, researchers are continually learning more about NHL and other forms of cancer, and new discoveries may lead to new technologies for treatment. As a result, MyVax, or any other immunotherapies that we may develop, may be rendered obsolete and noncompetitive at any time.

We depend on single source suppliers for critical raw materials for manufacturing, as well as other components required for the administration of MyVax. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of MyVax.

Property and Equipment

Property and equipment (except for the building shells capitalized under EITF 97-10) are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Fixed assets are depreciated over a life of three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement, or the lease term, if shorter. Any funds received from our landlord as tenant improvement allowances are treated as a reduction of rent expense over the life of the lease and are not treated as a reduction of the cost of the leasehold improvement. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applied to entities involved with construction of an asset that will be leased when the construction project is completed. EITF No. 97-10 requires us to be considered the owner (for accounting purposes only) of these types of projects during the construction period. Therefore, we have recorded the fair value related to building the two building shells that the Company leases (see Note 6) as construction-in-progress, with a corresponding lease financing obligation.

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

Stock-based Compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-

Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). Under APB 25, deferred stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of our common stock and the exercise price of stock option grants to employees.

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

All stock compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans: an Interpretation of APB Opinions No. 15 and 25,” (“FIN 28”). We are amortizing stock compensation to expense over the period during which the periods vest, generally four years, using an accelerated amortization model consistent with FIN 28. Amortization of stock-based compensation for employees and non-employees is as follows (in thousands):

				Cumulative
				Period from
				August 15, 1996
				(date of inception)
	Year Ended December 31,			to December 31,
	2005	2004	2003	2005

Amortization of stock-based compensation:
Research and development	$76	$627	$1,046	$2,519
Sales and marketing	57	143	176	517
General and administration	151	210	679	1,952

	$284	$980	$1,901	$4,988

Prior to the closing of our initial public offering, the fair value of options was computed using the minimum value method. Following the offering, the value of each option and employee purchase right has been estimated at the date of grant, using the Black-Scholes Model, assuming the following weighted-average assumptions:

				Employee Stock
	Employee Stock Options			Purchase Plan
	2005	2004	2003	2005	2004	2003

Average risk-free interest rates	3.84%	3.30%	2.82%	3.10%	1.33%	N/A
Average expected life (in years)	4.00	4.00	4.00	0.77	0.79	N/A
Dividend yield	0%	0%	0%	0%	0%	N/A
Volatility	65%	76%	92%	61%	64%	N/A
Weighted average fair values of option grants per share
Fair value equal to exercise price	$12.13	$10.26	$8.29	$6.65	$3.47	N/A
Fair value greater than exercise price	N/A	N/A	$6.61	N/A	N/A	N/A

Had compensation cost for our stock-based compensation plans been determined based on the fair value of the awards consistent with the provisions of SFAS 123 at the grant date, our net loss would have been increased to the amounts below (in thousands, except per share data).

	Year Ended December 31,
	2005	2004	2003

Net loss attributable to common stockholders, as reported	$(30,424)	$(27,026)	$(48,870)
Add: Employee stock-based compensation included in reported net earnings	162	980	1,693
Deduct: Employee total stock-based compensation determined under fair value method	(6,904)	(3,616)	(1,818)

Adjusted net loss attributable to common stockholders	$(37,166)	$(29,662)	$(48,995)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(1.08)	$(1.31)	$(11.86)
Adjusted	$(1.31)	$(1.43)	$(11.89)

The resulting effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders is not likely to be representative of the effects on net loss attributable to common stockholders and net loss per share attributable to common stockholders in future periods, including additional grants and periods of vesting.

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

Segment Reporting

We operate in one segment, drug discovery and development, using one measurement of profitability to manage our business, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”All long-lived assets are maintained in the United States.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options; however, we are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than would result from the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in different accounting treatment than is currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations, financial position or cash flows.

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

A reconciliation of shares used in the calculation is as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003

Numerator:
Net loss attributable to common stockholders	$(30,424)	$(27,026)	$(48,870)

Denominator:
Weighted average common shares outstanding	28,281	20,717	4,233
Less: Weighted average unvested common shares subject to repurchase	(10)	(34)	(111)

Denominator for basic and diluted calculations	28,271	20,683	4,122

Net loss per share attributable to common stockholders, basic and diluted	$(1.08)	$(1.31)	$(11.86)

The following outstanding stock options and warrants, common stock subject to repurchase and convertible preferred stock (on an as-if-converted basis) were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	Year Ended December 31,
	2005	2004	2003

Shares issuable upon exercise of stock options	2,684	1,577	962
Shares issuable upon exercise of warrants	267	267	270
Shares issuable related to ESPP	—	4	—
Common stock subject to repurchase	3	18	84

	2,954	1,866	1,316

NOTE 3 —	RESTRICTED CASH AND MARKETABLE SECURITIES

As more fully discussed in Note 6, we have two outstanding letters of credit related to the construction of our new manufacturing facility and corporate headquarters. At December 31, 2005, these letters of credit were collateralized by $37.8 million of cash, cash equivalents and marketable securities held in one of our investment accounts. As we proceed with the build-out and the payment of the construction costs, these collateralized assets will decrease in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral against two other letters of credit related to the lease of our new facilities. Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” in the accompanying balance sheet.

As of December 31, 2005 and 2004, all of our marketable securities (restricted and unrestricted) were considered to be available-for-sale, as we may not hold them until maturity. The following is a summary of our available-for-sale marketable securities as of December 31, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	36,299	7	(91)	36,215
U.S. government and agency securities	43,411	—	(237)	43,174

Total available-for-sale marketable securities	$80,710	$7	$(328)	$80,389

The following table summarizes the maturities of our investments at December 31, 2005:

	Amortized
	Cost	Fair Value

Less than one year	$37,635	$37,454
Due in 1-5 years	32,428	32,253
Due in 5-10 years	2,380	2,376
Due after 10 years	8,267	8,306

	$80,710	$80,389

The following is a summary of our available-for-sale marketable securities as of December 31, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Maturing within one year:
Commercial paper	$990	$—	$—	$990
Corporate bonds	33,249	3	(46)	33,206
U.S. government and agency securities	16,324	—	(21)	16,303

	50,563	3	(67)	50,499
Maturing between one and two years:
U.S. government and agency securities	5,953	—	(30)	5,923

Total available-for-sale marketable securities	$56,516	$3	$(97)	$56,422

Realized gains and losses from the sales of marketable securities for the years ended December 31, 2005 and 2004 were not significant.

NOTE 4 —	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004

Computer and laboratory equipment	$5,342	$3,039
Furniture and fixtures	230	210
Leasehold improvements	3,361	3,337
Construction in progress	27,586	—

	36,519	6,586
Less: Accumulated depreciation and amortization	(5,454)	(4,390)

	$31,065	$2,196

As more fully discussed in Note 6, in May 2005 we entered into leases for our new manufacturing facility and corporate headquarters. Construction in progress represents capital costs incurred in the pre-construction activities related to the design and build-out of these two buildings as of December 31, 2005. Also included in construction-in-progress is $19.4 million relating to building shells that have been capitalized in accordance with EITF 97-10 (Note 6) and capitalized interest of $790,000.

Depreciation expense, including amortization of assets under capital leases and leasehold improvements, was $1.1 million, $0.8 million, $0.7 million and $5.5 million for the years ended December 31, 2005, 2004, 2003, and the period from August 15, 1996 (date of inception) to December 31, 2005, respectively.

NOTE 5 —	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consists of the following (in thousands):

	December 31,
	2005	2004

Construction in progress related	$1,843	$—
Accrued compensation and benefits	1,543	430
Professional fees	250	674
Clinical trials	178	225
Other	314	173

	$4,128	$1,502

NOTE 6 —	COMMITMENTS AND CONTINGENCIES

In May 2005, we entered into two agreements (the “Lease Agreements”) to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is 15.5 years and each lease will terminate in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property.

In December 2005, we entered into a Letter of Credit and Reimbursement Agreement (the “Reimbursement Agreement”) and related Security Agreement (“Security Agreement”) with a commercial bank that provides for the issuance of four letters of credit, described below as the “Rent Letters of Credit” and the “Construction Letters of Credit.” These Letters of Credit were provided to secure certain rental and construction obligations under the lease and construction agreements for our new manufacturing facility and corporate headquarters.

Simultaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord has provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference is estimated to be up to approximately $34.0 million. In December 2005, two letters of credit were provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. The Construction Letters of Credit will expire on May 30, 2009. Pursuant to the terms of the Security Agreement, the Construction Letters of Credit are being collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account totaling approximately $38.8 million (see Note 3). As we proceed with the build-out and the payment of the construction costs, the collateralized assets and restricted cash will decrease in proportion to the payments made.

The Lease Agreements provided for rent holidays for the first five and one-half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term.

The Company is responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” is deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though it is not the legal owner. Upon the commencement of the lease in May 2005, the Company capitalized the estimated fair value of the building shells of $19.4 million, which has been recorded as construction-in-progress. The related liability has been recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. As a result of being considered the owner for accounting purposes, build-out costs reimbursed by the landlord will increase the lease financing liability. Build-out costs paid by the Company will be capitalized consistent with the Company’s standard policy.

Upon completion of construction, the leases, if restructured, could qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases.” If this treatment is available, the lease financing liability and associated construction-in-progress and capitalized building costs will be removed from the Company’s balance sheet and the difference reclassified as either prepaid or deferred rent to be amortized over the lease term as rent expense. If the leases do not qualify for sale-leaseback treatment in accordance with SFAS No. 98, the lease financing liability will be amortized over the lease term based upon the payments designated in the agreement, and the building and improvement assets will be depreciated on a straight-line basis over their useful lives.

The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and as of December 31, 2005, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account (see Note 3).

The Reimbursement Agreement contains customary affirmative and negative covenants and other restrictions. In addition, the Reimbursement Agreement contains customary events of default, including the following: nonpayment of fees or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default and cross acceleration; bankruptcy; material judgments; invalidity of security; and change in management; and events having a material adverse effect on the business, assets, liabilities or condition of Genitope. If an event of default occurs and is continuing, the bank may cause all amounts outstanding under the Reimbursement Agreement at that time to become immediately due and payable.

In addition to the above, we sublease space under four non-cancelable operating leases with terms through 2006. We also lease certain computer and lab equipment. The future minimum payments under all leases as of December 31, 2005 are as follows (in thousands):

	Operating	Capital
	Leases	Leases

Year Ending December 31:
2006	$6,552	$24
2007	6,394	24
2008	6,585	—
2009	6,783	—
2010	6,986	—
Thereafter	81,691	—

Total minimum lease payments	$114,991	48

Less: amount representing interest		—

Present value of minimum lease payments		48
Less: current portion		(24)

Noncurrent portion		$24

Rent expense for the years ended December 31, 2005, 2004 and 2003, and the period from August 15, 1996 (date of inception) to December 31, 2005 was $2.3 million, $0.7 million, $0.8 million and 6.7 million respectively.

The Company is, and from time to time in the future may again be, engaged in legal proceedings incidental to its normal business activities. Management believes that liabilities resulting from current proceedings, or claims that are pending or known to be threatened, are adequately covered by liability insurance or third-party indemnification and will not have a material adverse effect on the Company’s financial position or results of operations.

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

Our certificate of incorporation, as amended and restated, authorizes us to issue up to 5,000,000 shares of preferred stock, with a par value of $0.001, in one or more series. Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. Upon closing of our initial public offering in November 2003, all of the outstanding convertible preferred stock automatically converted into common stock at a one-to-one ratio. As of December 31, 2005 and 2004, no shares of preferred stock were issued and outstanding.

Series C and D Convertible Preferred Stock Warrants

During 2000, we issued warrants to purchase up to 27,000 shares of Series D convertible preferred stock, with an exercise price of $7.80 per share expiring in June 2005, to individuals for services rendered in conjunction with a private placement of common stock. The $0.1 million aggregate fair value of these warrants, determined using the Black-Scholes Model, was recorded as issuance costs and netted against the proceeds received on the Series D convertible preferred stock. In connection with our 2003 initial public offering, these warrants were fully exercised and converted into 19,000 shares of common stock.

During 1999, we issued warrants to purchase up to 3,000 shares of Series C convertible preferred stock, with an exercise price of $4.50 per share expiring upon the later of 10 years from the date of issue or seven years from the date of our initial public offering, to a bank in connection with a credit arrangement. The fair value of these warrants, determined using the Black-Scholes Model, was not significant. In May 2004, these warrants were fully exercised and converted into 1,517 shares of common stock.

As of December 31, 2005, no Series C or D warrants remained outstanding.

NOTE 8 —	CONVERTIBLE NOTES, LINES OF CREDIT AND WARRANTS

In April 2003, we entered into a note and warrant purchase agreement pursuant to which convertible notes (the “Notes”) and warrants (the “Warrants”) were issued to existing preferred stockholders. We received $4.3 million in cash in exchange for the Notes bearing interest at 8% per annum and the Warrants to purchase approximately 285,000 shares of Series E (or an equal number of shares of common stock if converted after a qualified public offering) for an exercise price of $4.50 per share. In the event that certain initial public offering procedures occurred, as defined in the agreement, on or before August 22, 2003, and the initial public offering closed on or before October 22, 2003, the outstanding principal balance of the Notes would have automatically converted into common stock at a conversion price equal to the initial public offering price. If these events did not occur, the Notes would have automatically converted into Series E on October 22, 2003 at a conversion price of $4.50 per share. We were required to pay any accrued interest on the Notes in cash at the time of any of the aforementioned conversions. The difference between the conversion price and the fair market value of the common stock on the commitment date (transaction date) resulted in a beneficial conversion feature recorded on the convertible debt of $3.1 million. The Warrants were assigned an initial value of $1.2 million, estimated using the Black-Scholes Model, and were classified as equity. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes Model: term of five years, risk free rate of 3.10%, volatility of 90% and a dividend yield of zero. The Warrants became exercisable upon stockholder approval, which was obtained in August 2003, and would have expired in five years. The initial values assigned to both the Notes and the Warrants were allocated based on the relative fair values of the Notes and Warrants. The discount on the Notes for the beneficial conversion feature and Warrants were being amortized, using the effective interest method, to interest expense over the stated term of the Note, which was six months.

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

In August 2003, we entered into two line-of-credit facilities for an aggregate of $8.0 million with a financial institution. The first line of credit for $3.0 million bore interest at the prime rate, and the second line of credit for $5.0 million bore interest at prime plus one-half percent. Both line of credit facilities had a maturity date of

December 6, 2003. In connection with the line of credit facilities, we entered into an agreement with a stockholder, who is also a member of the Board of Directors and acting as a guarantor on the line of credit facilities, to issue a warrant to the guarantor. The warrant was to purchase 533,333 shares of Series F convertible preferred stock at an exercise price of $4.50 per share, which, upon the closing of the initial public offering became exercisable for 266,666 shares of common stock at an exercise price of $9.00 per share. The aggregate fair value of the warrant was $1.9 million, which was determined using the Black-Scholes Model with the following assumptions: term of five years, risk free rate of 3.43%, volatility of 90% and a dividend yield of zero. The warrant was recorded as a deferred guarantee cost and was amortized on a straight-line basis over the term of the line of credit. Total expense recognized relating to the amortization of the warrant was $1.9 million for the year ended December 31, 2003. As of December 31, 2005, this warrant remains outstanding. The warrant expires in August 2008.

During October and November 2003, we repaid all outstanding debt under the two line of credit facilities. In November 2003, we terminated the two line of credit facilities. As a result, we recorded the remaining unamortized deferred guarantee costs of $1.3 million to expense in the fourth quarter of 2003. As of December 31, 2005 and 2004, we had no outstanding borrowings other than the equipment capital lease described in Note 6.

NOTE 9 —	COMMON STOCK

Our certificate of incorporation, as amended and restated, authorizes us to issue 65,000,000 shares of $0.001 par value common stock. Certain shares issued are subject to a right of repurchase by us, subject to vesting, which is generally over a four-year period from the issuance date until vesting is complete.

Since 1996, we have completed several rounds of private and public equity financing. In 2002, the sale of Series E convertible preferred stock generated $20.7 million of cash proceeds. In April and May of 2003, we raised $6.5 million through the sale of additional Series E convertible preferred stock, convertible notes (which converted into Series E convertible preferred stock during the quarter ended September 30, 2003) and warrants.

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

In February 2006, we completed an underwritten public offering under our effective shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and estimated offering expenses, we received net proceeds of approximately $58.4 million.

NOTE 10 —	STOCK OPTION PLANS AND OTHER EMPLOYEE BENEFITS

1996 Stock Option Plan

The 1996 Stock Option Plan (the “1996 Plan”) was adopted in November 1996 and provides for the issuance of stock options. The 1996 Plan will terminate in November 2006, unless our Board of Directors terminates the plan earlier. The 1996 Plan authorizes the issuance of up to 1,665,500 shares of common stock upon the exercise of options under the plan. Options to purchase an aggregate of 388,176 shares of common stock were outstanding under the 1996 plan as of December 31, 2005.

Stock options granted under the 1996 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than 100%, and nonstatutory options may be granted to employees, directors, or consultants at exercise prices of no less than 85%, of the fair value of the common stock on the date of grant. If, at the time we grant a stock option, the optionee owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of our capital stock, the option price must be at least 110% of the fair value and may not be exercisable more than five years after the date of grant. Options may be granted with vesting terms as determined by the Board of Directors, which is generally four years, with 25% vesting upon the first anniversary of the grant date, and the balance vesting ratably each month over a 36-month period. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.

Stock options granted under the 1996 Plan may include a provision whereby the holder may elect at any time while an employee, director, or consultant to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by us at the option exercise price. As of December 31, 2005, approximately 3,365 shares of common stock were subject to repurchase.

2003 Equity Incentive Plan

The 2003 Equity Incentive Plan (the “Incentive Plan”) was adopted in August 2003 and became effective upon the closing of the initial public offering. The Incentive Plan will terminate when our Board of Directors terminates the plan. The Incentive Plan provides for the grant of nonstatutory stock options, restricted stock awards, stock appreciation rights, phantom stock and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. At January 1, 2006, the Incentive Plan authorized the issuance of up to 5,756,584 shares of common stock upon the exercise of options under the plan, which includes the increase of 1,422,719 shares on January 1, 2006 as described below. Under the terms of the Incentive Plan, authorized shares are automatically increased annually on January 1st of each year until 2013, by 5% of the number of shares of common stock outstanding on such date; however, our Board of Directors has the authority to designate a smaller number of shares. Options to purchase an aggregate of 2,072,436 shares of common stock were outstanding under the Incentive Plan as of December 31, 2005.

Nonstatutory options may be granted at exercise prices of no less than 85% of the fair market value of the common stock, which is determined by reference to the closing sales price as quoted on the Nasdaq National Market on the last trading day prior to the date of grant. If, at the time we grant an option, the optionee owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of our capital stock, the option price shall be at least 110% of the fair market value and shall not be exercisable more than five years after the date of grant. Options granted generally vest over four years, with 25% vesting upon the first anniversary of the grant date, and the balance vesting ratably each month over a 36 month period. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.

2003 Non-Employee Directors’ Stock Option Plan

The 2003 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted in August 2003 and became effective upon the closing of the initial public offering. The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to our non-employee directors. At January 1, 2006, the Directors’ Plan authorized the issuance of up to 382,000 shares of common stock upon exercise of options under the plan, which includes the increase of 50,000 shares on January 1, 2006 as described below. Under the terms of the Directors’ Plan, authorized shares are automatically increased annually on January 1st of each year until 2013, by the number of shares of common stock subject to options granted during the prior calendar year; however, the Board of Directors has the authority to designate a smaller number of shares. Options to purchase an aggregate of 223,000 shares of common stock were outstanding under the Directors’ Plan as of December 31, 2005.

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

Stock options under the Directors’ Plan are granted at exercise prices equal to the fair market value of the common stock, which is the closing sales price as quoted on the Nasdaq National Market on the last trading day prior to the date of grant. Initial grants and annual grants vest in 36 equal monthly installments over three years. No option granted under the directors’ plan may be exercised after the expiration of 10 years from the date it was granted.

Stock-based Compensation

During the years ended December 31, 2003 and 2002, we issued stock options under the plans at exercise prices below the deemed fair value of our common stock at the date of grant. Accordingly, for stock options issued to employees, we have recorded deferred stock-based compensation representing the difference between the deemed value of the common stock for accounting purposes and the option price at the date of the option grant. This deferred stock-based compensation is presented as a reduction of stockholders’ equity and is amortized to expense over the vesting period, which is generally four years. For the years ended December 31, 2005, 2004 and 2003, we amortized and expensed $0.3 million, $1.0 million and $1.7 million, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services. For stock options issued to non-employees, generally for services, the estimated fair value of the options was determined using the Black-Scholes Model. As the non-employee fulfils the terms of the option relating to the continued service to us, we revalue the remaining unvested options, with the changes in fair value from period to period being recognized through compensation expense.

Our stock option activity is as follows (in thousands, except per share data):

	Options Outstanding
		Weighted Average
	Number of	Exercise Price per
	Shares	Share

Options granted	13	$0.15

Balances at December 31, 1996	13	$0.15
Options granted	159	$0.21
Options exercised	(10)	$0.15
Options canceled	(89)	$0.15

Balances at December 31, 1997	73	$0.28
Options granted	85	$0.51
Options canceled	(5)	$0.50

Balances at December 31, 1998	153	$0.40
Options granted	77	$0.60
Options exercised	(2)	$0.45
Options canceled	(3)	$0.47

Balances at December 31, 1999	225	$0.47
Options granted	213	$1.08
Options exercised	(10)	$0.21
Options canceled	(6)	$0.60
Options expired	(1)	$0.60

	Options Outstanding
		Weighted Average
	Number of	Exercise Price per
	Shares	Share

Balances at December 31, 2000	421	$0.78
Options granted	258	$1.20
Options exercised	(365)	$0.88
Options canceled	(69)	$0.66
Options expired	(34)	$0.71

Balances at December 31, 2001	211	$1.18
Options granted	396	$1.49
Options exercised	(171)	$1.19
Options canceled	(39)	$1.21
Options expired	(2)	$1.20

Balances at December 31, 2002	395	$1.48
Options granted	767	$4.28
Options exercised	(99)	$1.79
Options canceled	(99)	$1.95
Options expired	(2)	$1.73

Balances at December 31, 2003	962	$3.66
Options granted	907	$10.26
Options exercised	(89)	$1.91
Options canceled	(198)	$4.50
Options expired	(5)	$12.26

Balances at December 31, 2004	1,577	$7.42
Options granted	1,498	$12.18
Options exercised	(148)	$2.42
Options canceled	(243)	$8.67

Balances at December 31, 2005	2,684	$10.24

Additional information regarding stock options outstanding under our stock option plans as of December 31, 2005 is as follows (in thousands, except per share data):

	Options Outstanding
		Weighted Average
		Remaining		Options Exercisable
	Number	Contractual	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Life/Years	Exercise Price	Exercisable	Exercise Price

$0.45-$2.70	333,903	7.01	$2.03	258,837	$1.91
$2.97-$9.00	327,085	9.08	$7.21	52,043	$7.99
$9.01-$9.75	369,866	8.56	$9.70	134,108	$9.69
$9.77-$11.64	274,593	8.56	$10.50	88,582	$10.33
$11.94-$12.10	279,383	9.26	$12.06	29,520	$12.10
$12.25-$12.33	85,000	8.90	$12.30	24,371	$12.28
$12.50	598,800	9.25	$12.50	99,331	$12.50
$12.60-$13.88	175,000	8.29	$13.15	89,756	$12.89
$15.51	90,000	9.12	$15.51	0	$0.00
$15.87	150,000	9.02	$15.87	37,500	$15.87

$0.45-$15.87	2,683,630	8.69	$10.24	814,048	$8.32

2003 Employee Stock Purchase Plan

The 2003 Employee Stock Purchase Plan (the “ESPP”) was adopted in August 2003 and became effective upon the closing of the initial public offering. The Board of Directors may suspend or terminate the ESPP at any time. Unless terminated earlier, the ESPP will terminate at the time that all of the shares of common stock reserved for issuance under the plan have been issued under the terms of the plan. At January 1, 2006, the ESPP provided for the issuance of 598,000 shares of common stock, which includes an increase of 166,000 shares on January 1, 2006 as described below Under the terms of the ESPP, authorized shares will be automatically increased on the first day of each fiscal year until 2023, by the lesser of 166,666 shares or 1.5% of the number of shares of common stock outstanding on that date; however, our Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. As of December 31, 2005, 174,137 shares of common stock had been purchased under the ESPP (56,883 shares had been purchased as of December 31, 2004).

The ESPP permits employees to purchase our common stock through payroll deductions of up to 15% of the participant’s earnings, or through a single lump sum cash payment in the case of the first offering period, subject to a maximum annual contribution of $25,000. The first offering began on the effective date of the initial public offering and ended approximately 24 months later in October 2005 with purchases occurring every six months. After the initial 24-month offering, the ESPP continues with successive six-month offering periods and the price of common stock purchased under the ESPP is equal to the lower of 85% of the fair market value of a share of our common stock at the beginning of the offering period or at the end of the offering period.

401(k) Savings Plan

On January 1, 1998, we began a 401(k) savings plan (the “401(k) plan”). The 401(k) plan is a defined contribution plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code. All of our full-time and eligible part-time employees are eligible to participate pursuant to the terms of the 401(k) plan. Contributions by us are discretionary, and we have not made any contributions for all periods presented.

NOTE 11 —	INCOME TAXES

For the years ended December 31, 2005, 2004 and 2003, our net losses were entirely attributable to domestic operations. A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

U.S. federal taxes (benefit) at statutory rate	$(10,344)	$(9,189)	$(10,357)
Unutilized net operating losses	10,207	9,002	8,207
Stock-based compensation	96	178	646
Loss on extinguishment of convertible notes	—	—	1,496
Other	41	9	8

Total	$—	$—	$—

As of December 31, 2005, we have federal net operating loss carryforwards of approximately $111.7 million, which expire beginning in the year 2011, if not utilized. We have state net operating losses carryforwards of approximately $39.2 million which expire beginning in 2006, if not utilized. We also have federal and state research and development tax credit carryforwards of approximately $4.0 million and $4.2 million, respectively. The federal research and development tax credits will begin to expire in the year 2011, and state research and development tax credits have no expiration date. We also have a California Manufacturers’ Investment Credit of $0.1 million, which will begin to expire in 2006.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$40,294	$29,703
Research credits	6,821	4,468
Capitalized research	4,110	4,146
Reserves and accruals	823	127
Depreciation and amortization	1,029	545

Total deferred tax assets	53,077	38,989
Valuation allowance	(53,077)	(38,989)

Net deferred tax assets	$—	$—

Included in the valuation allowance balance is $0.5 million related to the exercise of stock options that have not been reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

Realization of deferred tax assets is dependent upon future earnings. Management believes that, given our historical cumulative losses and the uncertainty regarding future profitability, it is more likely than not that the deferred tax assets will not be utilized. Accordingly, a full valuation allowance has been recorded for all periods presented. The valuation allowance increased by $14.1 million, $12.5 million and $10.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 12 — RESTATEMENT OF 2005 QUARTERLY FINANCIAL STATEMENTS AND QUARTERLY FINANCIAL DATA (UNAUDITED)

In May 2005, we entered into two lease agreements for our new manufacturing facility and corporate headquarters. Contemporaneously with the execution of the lease agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. We initially recognized the rental expense on a straight-line basis over the term of the lease, taking into account the rent holidays, the scheduled rent increases and the tenant improvement allowances.

In the course of the preparation of our year-end financial statements, our policy with respect to accounting for these lease agreements for our new manufacturing and corporate headquarters was reassessed and, it was determined that we had not properly applied the provisions of EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” in accounting for these lease agreements. Proper application of the provisions of EITF No. 97-10 to this transaction required that we restate our previously issued second and third quarter financial statements.

Our previously issued unaudited condensed balance sheets and unaudited condensed statements of operations for the second and third quarters of 2005 have been restated to correct certain accounting errors related to lease agreements as described above. The aggregate effect of the restatement was to decrease previously reported net loss for the quarters ended June 30, 2005 and September 30, 2005 by $0.7 million and $1.4 million, respectively, and to decrease previously reported basic and diluted net loss per share for the quarters ended June 30, 2005 and September 30, 2005, by $0.02 and $0.05, respectively. The impact on the balance sheets was to increase construction-in-progress and lease financing liability and to decrease deferred rent as is more fully detailed below. The restatement did not impact cash flows as previously reported. The financial statements and related financial information contained in our Quarterly Reports on Form 10-Q for the second and third quarters of 2005 should no longer be relied upon.

We allocate the costs of our facilities to each of our functional departments based upon the expected usage of the building; therefore, this restatement affects each of these related expenses. A summary of the impact of this restatement on amounts previously reported is as follows (in thousands, except per share data):

	Three Months Ended			Three Months Ended
	June 30,	June 30,	Net	September 30,	September 30,	Net
	2005	2005	Effect	2005	2005	Effect
		(Previously			(Previously
	(Restated)	reported)		(Restated)	reported)

Research and development	$6,455	$7,087	$632	$6,157	$7,422	$1,265
Sales and marketing	554	589	35	559	629	70
General and administrative	1,248	1,283	35	1,207	1,277	70
Loss from operations	(8,257)	(8,959)	702	(7,923)	(9,328)	1,405
Net loss	(7,532)	(8,234)	702	(7,133)	(8,538)	1,405
Basic and diluted net loss per share	(0.27)	(0.29)	0.02	(0.25)	(0.30)	0.05

	June 30,	June 30,	Net	September 30,	September 30,	Net
	2005	2005	Effect	2005	2005	Effect
		(Previously			(Previously
	(Restated)	reported)		(Restated)	reported)

Property and equipment, net	$22,837	$3,273	$19,564	$26,047	$6,167	$19,880
Total assets	126,268	106,704	19,564	121,507	101,627	19,880
Deferred rent	227	929	(702)	679	2,786	(2,107)
Accrued interest – noncurrent	158	—	158	474	—	474
Lease financing liability – current	2,062	—	2,062	3,610	—	3,610
Lease financing liability – noncurrent	17,344	—	17,344	15,796	—	15,796
Total liabilities	24,001	5,139	18,862	26,517	8,744	17,773
Deficit accumulated during the development stage	(129,317)	(130,019)	702	(136,450)	(138,557)	2,107
Total stockholders’ equity	102,267	101,565	702	94,990	92,883	2,107
Total liabilities and stockholders’ equity	$126,268	$106,704	$19,564	$121,507	$101,627	$19,880

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2005. Amounts related to the second and third quarter of 2005 reflect the restatement adjustments detailed above. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments necessary to present fairly the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
		Restated	Restated
	(In thousands, except per share data)

Net loss	$(6,996)	$(7,532)	$(7,133)	$(8,763)

Basic and diluted net loss per share	$(0.25)	$(0.27)	$(0.25)	$(0.31)

Shares used in computation of basic and diluted net loss per share	28,176	28,228	28,250	28,384

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net loss	$(6,654)	$(6,779)	$(6,744)	$(6,849)

Basic and diluted net loss per share	$(0.40)	$(0.37)	$(0.28)	$(0.28)

Shares used in computation of basic and diluted net loss per share	16,762	18,562	23,852	24,165

NOTE 13 — Subsequent Events

In February 2006, we completed an underwritten public offering under our effective shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and estimated offering expenses, we received net proceeds of approximately $58.4 million.

On March 27, 2006, we entered into a sublease with Argonaut Technologies, Inc. to lease, for approximately 12 months, an additional 24,244 square feet of laboratory and office space adjacent to its current corporate headquarters in Redwood City, California. The aggregate lease payments amount to approximately $288,000. The additional space is expected to address the Company’s short-term facility needs until such time as the lease and build-out of our new corporate headquarters and manufacturing facility is complete. The construction build-out began in the fourth quarter of 2005 and is expected to be completed in two phases, with the first building currently scheduled to be completed in mid-2006 and the second building currently scheduled to be completed by the end of 2006.

We allocate the costs of our facilities to each of our functional departments based upon the expected usage of the building; therefore, this restatement affects each of these related expenses. A summary of the impact of this restatement on amounts previously reported is as follows (in thousands, except per share data):

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management as appropriate to allow timely decisions regarding disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as defined under Rule 13a-15(e). In performing this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective, as of December 31, 2005, to provide reasonable assurance of achieving their objectives because of the material weakness described below. Notwithstanding these conclusions, management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position and results of operation and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of

December 31, 2005. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the assessment of the Company’s internal control over financial reporting, the Company’s management has identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2005:

The Company did not maintain effective controls over the selection, application and monitoring of its accounting policies for leases. Specifically, the Company did not have effective controls to ensure the accurate accounting for leases entered into for a new manufacturing facility and a new corporate headquarters building in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the interim financial statements for the second and third quarters of 2005 and audit adjustments to the 2005 annual financial statements. Additionally, this control deficiency could result in a misstatement of property and equipment, accumulated depreciation, lease financing liability and related expense accounts, which could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of fiscal 2006, to remediate the material weakness in our internal control over financial reporting discussed above, we implemented additional contract review procedures related to leases and additional procedures to monitor factors affecting our lease accounting practices.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item concerning our directors, audit committee and audit committee financial expert will be contained under the captions “Election of Class III Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2005 (the “Proxy Statement”), and is hereby incorporated by reference herein. Certain information required by this item concerning our executive officers is contained in this Annual Report on Form 10-K under Part 1, Item 1. Business — Executive Officers of the Registrant and incorporated in this Item 10 by reference. Certain additional information required by this item concerning our executive officers will be contained under the captions “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is hereby incorporated by reference herein.

Information concerning our code of business conduct and ethics is contained in this Annual Report on Form 10-K under Part 1, Item 1. Business — Available Information and incorporated in this Item 10 by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in the Proxy Statement under the captions “Election of Class III Directors,” “Executive Compensation,” ” and “Compensation Committee Interlocks and Insider Participation,” and is hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be contained in the Proxy Statement under the caption “Certain Relationships and Related Party Transactions,” and is hereby incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the Proxy Statement under the caption “Principal Accountant Fees and Services” and is hereby incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are being filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.  The following financial statements of Genitope Corporation and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in Part II, Item 8:

(2) Financial Statement Schedules.  All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to the Financial Statements.

(3) Exhibits.  The list of exhibits on the Index to Exhibits on pages 88 through 89 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on March 31, 2006.

GENITOPE CORPORATION

By:	/s/ Dan W. Denney, Jr.
Dan W. Denney, Jr.
Chief Executive Officer

POWER OF ATTORNEY

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

Signature	Title	Date

/s/ Dan W. Denney, Jr. Dan W. Denney, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ John M. Vuko John M. Vuko	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Gordon D. Denney Gordon D. Denney	Director	March 31, 2006

/s/ Gregory Ennis Gregory Ennis	Director	March 31, 2006

/s/ Stanford C. Finney Stanford C. Finney	Director	March 31, 2006

/s/ Ronald Goode Ronald Goode	Director	March 31, 2006

/s/ William A. Hasler William A. Hasler	Director	March 31, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Genitope Corporation.(1)
3.2		Amended and Restated Bylaws of Genitope Corporation.(2)
4.1		Specimen Common Stock Certificate.(2)
4.2		Investor Rights Agreement, dated August 29, 2003, by and among Registrant and certain investors named therein.(2)
4.3		Series F Warrant, dated August 29, 2003, between the Registrant and Stanford C. Finney.(2)
10.1		Form of Indemnity Agreement entered into by Registrant with each of its directors and certain executive officers.(2)
10	.2*	1996 Stock Option Plan and form of related agreements.(2)
10	.3*	2003 Equity Incentive Plan and Form of Stock Option Agreement under the 2003 Equity Incentive Plan.(2)
10	.4*	2003 Non-Employee Directors’ Stock Option Plan and Form of Nonstatutory Stock Option Agreement under the 2003 Non-Employee Directors’ Stock Option Plan.(2)
10	.5*	2003 Employee Stock Purchase Plan and Form of 2003 Employee Stock Purchase Plan Offering.(2)
10.6		Sublease, dated August 3, 1999, between Regen Biologics, Inc. and the Registrant.(2)
10.7		Second Amendment to Sublease, dated October 1, 2000, between Regen Biologics, Inc. and the Registrant.(2)
10.8		Third Amendment to Sublease, dated May 16, 2003, between Regen Biologics, Inc. and the Registrant.(2)
10.9		Lease, dated April 10, 1996, between Metropolitan Life Insurance Company and Regen Biologics, Inc.(2)
10.10		Letter of Credit and Reimbursement Agreement, dated December 15, 2005, between the Registrant and Comerica Bank.(3)
10.11		Security Agreement, dated December 15, 2005, between the Registrant and Comerica Bank.(3)
10.12		Lease, dated March 10, 2005, between Metropolitan Life Insurance Corporation and the Registrant.(4)
10.13		Sublease, dated as of June 22, 1997, between Genelabs Technologies, Inc. and the Registrant.(2)
10.14		Fourth Amendment to Sublease Agreement, dated November 1, 2002, between Genelabs Technologies, Inc. and the Registrant.(2)
10.15		Industrial Net Lease, dated July 29, 1986, between Lincoln Property Company N.C., Inc. and Genelabs Technologies, Inc.(2)
10.16		Lease Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6900 Dumbarton Circle, Fremont, California.(5)
10.17		Construction Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6900 Dumbarton Circle, Fremont, California.(5)
10.18		Lease Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6800 Dumbarton Circle, Fremont, California.(5)
10.19		Construction Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6800 Dumbarton Circle, Fremont, California.(5)
10.20		Standard Form of Agreement (AIA Document A121) between Registrant and XL Construction Corporation, dated January 17, 2006, along with the general conditions of the agreement for the building located at 6800 Dumbarton Circle, Fremont, CA.(6)
10.21		Standard form of Agreement (AIA Document A121) between Registrant and XL Construction Corporation, dated January 17, 2006, along with the general conditions of the agreement for the building located at 6900 Dumbarton Circle, Fremont, CA.(6)
10	.22*	Summary of management incentive compensation plan.(7)

Exhibit
Number		Description

10	.23*	Compensation Arrangements for Non-Employee Directors of the Registrant.(8)
10	.24*	Compensation Information for Named Executive Officers.(7)
10.25		Underwriting Agreement, dated as of February 7, 2006, by and among the Registrant and WR Hambrecht & Co., LLC, RBC Capital Markets, Brean Murray Carret & Co., LLC and Punk, Ziegel and Company. (9)
24.1		Power of Attorney (contained on signature page).
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1		Certification by the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

*	Management contract or compensatory plan.

1.	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-3 (File No. 333-128357), as filed with the Securities and Exchange Commission on September 16, 2005, and incorporated herein by reference.

2.	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the Securities and Exchange Commission on August 6, 2003, as amended, and incorporated herein by reference.

3.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2005, and incorporated herein by reference.

4.	Filed as an Exhibit to Genitope Corporation’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 9, 2005, and incorporated herein by reference.

5.	Filed as an Exhibit to Genitope Corporation’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2005, and incorporated herein by reference.

6.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 20, 2006, and incorporated herein by reference.

7.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 1, 2005, and incorporated herein by reference.

8.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 6, 2005, and incorporated herein by reference.

9.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the SEC on February 7, 2006, and incorporated herein by reference.