Form 10-Q/A
period 2005-09-30
GENITOPE CORP
filed 2006-04-14
CIK 1028358

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

EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10Q/A (this “Report”) is being filed to amend our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2005, for the quarterly period ended September 30, 2005 (the “Original Report”), to reflect the restatement of our previously issued financial statements as of and for the three- and nine-month periods ended September 30, 2005, and the notes related thereto, as described below, and to make related changes. This Amendment No. 1 amends Part I, Items 1, 2 and 4 and Part II, Item 6, of the Original Report. This Amendment No. 1 continues to reflect circumstances as of the date of the Original Report, and we have not updated the disclosures contained herein to reflect events, results or developments that occurred at a later date, except for matters related to the restatement or where otherwise indicated. Such subsequent results, events or developments include, among others, the information and events subsequently described in our Annual Report on Form 10-K and our Current Reports on Form 8-K. For a description of such subsequent results, events or developments, please read our Exchange Act Reports filed with the Securities and Exchange Commission since the date of the Original Report, which update and supersede information contained in the Original Report and this Report.
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
     In the course of the preparation of our 2005 year-end financial statements, our policy with respect to accounting for these lease agreements for our new manufacturing and corporate headquarters was reassessed, and it was determined that we had not properly applied the provisions of EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” in accounting for these lease agreements. Proper application of the provisions of EITF No. 97-10 to this transaction required that we restate our previously issued financial statements as of and for the three months and nine months ended September 30, 2005, reflected in this amended Report, as well as of and for the three months and six months ended June 30, 2005. See Note 1 to our Condensed Financial Statements, included herein, for additional discussion.
     We have also reflected the results of the restatement for the fiscal year ended December 31, 2005 in our Annual Report on Form 10-K for such year, filed with the SEC on March 31, 2006 and have restated our interim financial statements in this Report and in an additional Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2005, filed contemporaneously herewith.
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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share and share data)

	September 30,	December 31,
	2005	2004
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,610	$60,087
Marketable securities	90,583	56,422
Prepaid expenses and other current assets	1,187	1,101

Total current assets	94,380	117,610
Property and equipment, net	26,047	2,196
Other assets	1,080	59

Total assets	$121,507	$119,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,014	$2,073
Accrued and other current liabilities	2,888	1,502
Lease financing liability — current	3,610	—
Current lease obligations	26	46

Total current liabilities	9,538	3,621
Lease financing liability — noncurrent	15,796	—
Accrued interest — noncurrent	474	—
Noncurrent lease obligations	30	48
Deferred rent	679	—

Total liabilities	26,517	3,669

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; Issued and outstanding: 28,272,481 shares at September 30, 2005 and 28,191,145 shares at December 31, 2004	28	28
Additional paid-in capital	231,943	231,784
Deferred stock compensation	(235)	(733)
Accumulated other comprehensive loss	(296)	(94)
Deficit accumulated during the development stage	(136,450)	(114,789)

Total stockholders’ equity	94,990	116,196

Total liabilities and stockholders’ equity	$121,507	$119,865

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

					Cumulative
					Period from
					August 15, 1996
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,		September 30,		to September 30,
	2005	2004	2005	2004	2005
	(as restated)		(as restated)		(as restated)
Operating expenses:
Research and development	$6,157	$5,642	$18,495	$16,802	$93,561
Sales and marketing	559	376	1,588	1,309	6,311
General and administrative	1,207	932	3,729	2,427	16,313

Total operating expenses	7,923	6,950	23,812	20,538	116,185

Loss from operations	(7,923)	(6,950)	(23,812)	(20,538)	(116,185)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	—	(3,509)
Interest expense	(1)	(1)	(2)	(3)	(2,984)
Interest and other income	791	207	2,153	364	4,635

Net loss	(7,133)	(6,744)	(21,661)	(20,177)	(118,043)

Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	—	(18,407)

Net loss attributable to common stockholders	$(7,133)	$(6,744)	$(21,661)	$(20,177)	$(136,450)

Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.28)	$(0.77)	$(1.03)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	28,250	23,852	28,223	19,609

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
	Nine Months Ended		(date of inception)
	September 30,		to September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss — as restated	$(21,661)	$(20,177)	$(118,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	806	559	5,222
Loss on disposal of assets	—	—	29
Stock-based compensation expense	215	840	4,919
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of the lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities:
Prepaids and other assets	(1,084)	38	(2,066)
Accounts payable	(861)	(1,053)	1,030
Accrued and other current liabilities	523	557	1,838
Deferred rent — as restated	679	—	679

Net cash used in operating activities	(21,383)	(19,236)	(100,012)

Cash flows from investing activities:
Purchase of property and equipment	(1,941)	(196)	(8,229)
Purchase of marketable securities	(282,660)	(47,076)	(442,432)
Sale of marketable securities	78,832	—	101,005
Maturities of marketable securities	169,465	5,986	250,548
Long term cash deposits	—	—	(167)

Net cash used in investing activities	(36,304)	(41,286)	(99,275)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	(353)	33,735
Net proceeds from issuance of common stock related to follow-on public offering	—	55,718	55,718
Net proceeds from issuance of common stock related to private placement	(163)	—	57,257
Borrowings under lines of credit	—	—	8,786
Repayment of borrowings under lines of credit	—	—	(8,786)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	413	315	1,661
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	(2)	(50)	(85)
Proceeds from note receivable from stockholder	—	48	102
Principal payments on capital lease obligations	(38)	(22)	(78)

Net cash provided by financing activities	210	55,656	201,897

Net increase (decrease) in cash and cash equivalents	(57,477)	(4,866)	2,610
Cash and cash equivalents, beginning of period	60,087	29,790	—

Cash and cash equivalents, end of period	$2,610	$24,924	$2,610

Supplemental disclosure:
Cash paid for interest	$1	$—	$151
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion featureof preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Conversion of notes payable to preferred stock	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to follow on offering	$—	$—	$—
Accrued offering costs for issuance of common stock related to private placement	$—	$—	$150
Acquisition of property and equipment under capital leases	$—	$—	$134
Accrued costs for acquisition of property and equipment	$2,836	$—	$3,055
Receivable from issuance of common stock under stock plan	$(22)	$—	$(11)
Unrealized losses on marketable securities	$(202)	$—	$(296)
Capitalized building shells — as restated	$(19,880)	$—	$(19,880)
Lease financing liability — as restated	$19,406	$—	$19,406

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
     In the course of the preparation of our year-end financial statements, our policy with respect to accounting for these lease agreements for our new manufacturing and corporate headquarters was reassessed and, it was determined that we had not properly applied the provisions of EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” in accounting for these lease agreements. Proper application of the provisions of EITF No. 97-10 to this transaction required that we restate our previously issued financial statements, as of and for the three and nine months ended September 30, 2005, reflected in this amended Report. Under the provisions of EITF 97-10 the Company is deemed to be the owner, for accounting purposes only, of the leased building shells even though it is not the legal owner. Upon the commencement of the lease in May 2005, the Company should have capitalized the estimated fair value of the building shells as construction-in-progress with an offsetting lease financing liability. The portion of the lease that is attributable to the ground lease should have been recognized as an operating lease expense.
     Our previously issued unaudited condensed balance sheet and unaudited condensed statements of operations for the third quarter of 2005 have been restated to correct certain accounting errors related to the lease agreements as described above. The aggregate effect of the restatement was to decrease previously reported net loss for the three months and nine months ended September 30, 2005 by $1.4 million and $2.1 million, respectively, and to decrease previously reported basic and diluted net loss per share by $0.05 and $0.07, respectively. The impact on the balance sheet was to increase construction-in-progress and lease financing liability and to decrease deferred rent, as is more fully detailed below. The restatement did not impact net cash flows from operating, investing or financing activities as previously reported.
     We allocate the costs of our facilities to each of our functional departments based upon the expected usage of the building; therefore, this restatement affects each of these related expenses. A summary of the impact of this restatement on amounts previously reported is as follows (in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Net	September 30,	September 30,	Net
	2005	2005	Effect	2005	2005	Effect
		(Previously			(Previously
	(Restated)	reported)		(Restated)	reported)
Research and development	$6,157	$7,422	$1,265	$18,495	$20,392	$1,897
Sales and marketing	559	629	70	1,588	1,693	105
General and administrative	1,207	1,277	70	3,729	3,834	105
Loss from operations	(7,923)	(9,328)	1,405	(23,812)	(25,919)	2,107

Net loss	(7,133)	(8,538)	1,405	(21,661)	(23,768)	2,107
Basic and diluted net loss per share	(0.25)	(0.30)	0.05	(0.77)	(0.84)	0.07

	September 30,	September 30,	Net
	2005	2005	Effect
		(Previously
	(Restated)	reported)
Property and equipment, net	$26,047	$6,167	$19,880
Total assets	121,507	101,627	19,880
Deferred rent	679	2,786	(2,107)
Accrued interest – noncurrent	474	—	474
Lease financing liability – current	3,610	—	3,610
Lease financing liability – noncurrent	15,796	—	15,796
Total liabilities	26,517	8,744	17,773
Deficit accumulated during the development stage	(136,450)	(138,557)	2,107
Total stockholders’ equity	94,990	92,883	2,107
Total liabilities and stockholders’ equity	121,507	101,627	19,880
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

Liquidity
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2005, we had an accumulated deficit of $136.5 million. As of September 30, 2005, we had cash, cash equivalents and marketable securities of $93.2 million.
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
     Had compensation cost for our employee stock-based compensation plan been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, as amended by SFAS 148, our net loss would have been increased to the amounts below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(7,133)	$(6,744)	$(21,661)	$(20,177)
Add: Employee stock-based compensation included in reported net earnings	(10)	143	93	840
Deduct: Employee total stock-based compensation determined under fair value method	(1,608)	(961)	(5,139)	(2,463)

Adjusted net loss attributable to common stockholders	$(8,751)	$(7,562)	$(26,707)	$(21,800)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.25)	$(0.28)	$(0.77)	$(1.03)

Adjusted	$(0.31)	$(0.32)	$(0.95)	$(1.11)

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
     A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Numerator:
Net loss attributable to common stockholders	$(7,133)	$(6,744)	$(21,661)	$(20,177)

Denominator:
Weighted average common shares outstanding	28,256	23,875	28,232	19,647
Less: Weighted average unvested common shares subject to repurchase	(6)	(23)	(9)	(38)

Denominator for basic and diluted calculations	28,250	23,852	28,223	19,609

Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.28)	$(0.77)	$(1.03)

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
     In the course of the preparation of our year-end financial statements, our policy with respect to accounting for these lease agreements for our new manufacturing and corporate headquarters was reassessed, and it was determined that we had not properly applied the provisions of EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” in accounting for these lease agreements. Proper application of the provisions of EITF No. 97-10 to this transaction required that we restate our previously issued financial statements as of and for the three months and nine months ended September 30, 2005. This restatement is reflected in management’s discussion and analysis of financial condition and results of operations that follows.
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
     On July 25, 2005, the DSMB met and reviewed the first planned interim analysis of blinded data for safety and efficacy in our pivotal Phase 3 clinical trial and recommended the trial continue as planned. We currently anticipate that the next planned interim analysis of data for efficacy will be scheduled to occur in mid-2006, with the detailed follow-up period of the clinical trial scheduled to conclude in approximately the fourth quarter of 2007. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $6.2 million and $5.6 million for the three months ended September 30, 2005 and 2004, respectively and approximately $18.5 million and $16.8 million for the nine months ended September 30, 2005 and 2004, respectively. From inception through September 30, 2005, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $93.6 million.
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
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2005, we had an accumulated deficit of $136.5 million. As of September 30, 2005, we had cash, cash equivalents and marketable securities of $93.2 million.
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

Results of Operations
     Research and development expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2005	2004	Change	2005	2004	Change
Staffing related	$3,074	$2,259	36%	$9,338	$6,661	40%
Clinical trial and manufacturing material costs	1,317	2,351	(44%)	4,327	6,635	(35%)
Amortization of deferred stock-based compensation	(29)	27	(207%)	45	570	(92%)
Facilities and other costs	1,795	1,005	79%	4,785	2,936	63%

Total research and development expenses	$6,157	$5,642	9%	$18,495	$16,802	10%

     Research and development expenses represented approximately 78% and 81% of our total operating expenses for the three months ended September 30, 2005 and 2004, respectively and approximately 78% and 82% for the nine months ended September 30, 2005, and 2004, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and costs related to the development of our manufacturing process.
     Research and development expenses increased in the three months ended September 30, 2005, as compared to the same period in 2004, due primarily to higher staffing levels, of which approximately $0.8 million was related to the compensation of process sciences, research and manufacturing executives, who were hired in the first quarter of 2005 and related personnel. In addition, during the third quarter, we recognized higher rent expense of approximately $0.6 million associated with the Lease Agreements for the new manufacturing facility and corporate headquarters and an increase in other costs of approximately $0.2 million consisting of depreciation expense, travel and outside facility costs related to the maintenance of our other facilities located in Redwood City and Foster City, California. This increase was offset partially by decreased costs related to manufacturing materials and external testing of approximately $1.0 million, resulting from the completion of patient registration in the second quarter of 2004 and a decrease in non-cash stock-based compensation expense of approximately $0.1 million related to the cancellation of unvested stock options.
     The increase in research and development expenses for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily a result of higher staffing levels, of which approximately $2.7 million was related to the hiring of process sciences, research and manufacturing executives and related personnel during 2005. In addition, we recognized higher rent expense of approximately $0.6 million associated with the Lease Agreements for the new manufacturing facility and corporate headquarters as well as increase in other costs of approximately $1.2 million consisting of depreciation expense and travel. This increase was offset partially by decreased costs related to manufacturing materials and external testing of approximately $2.3 million, resulting from the completion of patient registration in the second quarter of 2004 and a decrease in non-cash stock-based compensation expense of approximately $0.5 million related to the cancellation of unvested stock options.
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
     Sales and marketing expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2005	2004	Change	2005	2004	Change
Staffing related	$302	$109	177%	$810	$334	143%
Product advocacy costs	123	204	(40%)	442	746	(41%)
Facilities and other costs	134	63	113%	336	229	47%

Total sales and marketing expenses	$559	$376	49%	$1,588	$1,309	21%

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
     Sales and marketing expenses increased for the nine months ended September 30, 2005, as compared to the same period in 2004, primarily due to increased staffing costs of approximately $0.5 million related to the hiring of additional staff. Facilities and other costs increased by $0.1 million primarily due to increased rent expense associated with the new facility. These increases were offset by decreased product advocacy costs related to clinical trial support and awareness and delays in the initiation of commercialization planning projects for MyVax of approximately $0.3 million.
     We expect sales and marketing spending to continue to increase during the remainder of 2005 and subsequent years as we prepare for the potential commercialization of MyVax for the treatment of B-cell NHL.
     General and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2005	2004	Change	2005	2004	Change
Staffing related	$456	$428	7%	$1,849	$1,084	71%
Legal, professional fees and insurance	546	295	85%	1,337	879	52%
Amortization of deferred stock-based compensation	35	84	(58%)	123	151	(19%)
Facilities and other costs	170	125	36%	420	313	34%

Total general and administrative expenses	$1,207	$932	30%	$3,729	$2,427	54%

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
     General and administrative expenses increased in the nine months ended September 30, 2005 as compared to the same period in 2004, due primarily to higher payroll-related costs, legal and professional fees and corporate insurance costs totaling approximately $1.2 million required to support the organizational growth of the company, and $0.1 million of increased rent expense associated with the new facility.
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
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of public stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and as of September 30, 2005, we had an accumulated deficit of approximately $136.5 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Also, our accumulated deficit includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through September 30, 2005, we had amortized and expensed non-cash stock-based compensation of approximately $4.9 million.
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
     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. Net losses were approximately $7.1 million and approximately $21.7 million for the three and nine months ended September 30, 2005, respectively, approximately $27.0 million in 2004, approximately $48.9 million in 2003 and approximately $19.9 million in 2002. As of September 30, 2005, we had an accumulated deficit of approximately $136.5 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the construction and qualification of a manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will achieve or sustain product revenues or become profitable, if ever.
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
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements has increased, and is expected to continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to comply with new reporting requirements. While we were able to complete a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ended December 31, 2004, we were not able to do so for the fiscal year ended December 31, 2005, and there is no assurance that we will be able to complete future favorable assessments as to the adequacy of our internal control over financial reporting. In March 2006, it was determined that our previously issued financial statements for the second and third quarters of 2005 should be restated because we did not apply the correct accounting treatment with respect to our leases for our new manufacturing facility and corporate headquarters. As a result, our management concluded that we had a material weakness in our internal control over financial reporting, which is described further in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 as well as in Item 4 herein. We may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse affect on our stock price and our ability to raise additional funds.
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
ITEM 4. CONTROLS AND PROCEDURES
     In connection with the Original Report, as required under Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer originally concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. However, in connection with the filing of this amended Report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. In light of the events discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005.
     In May 2005, we entered into two lease agreements for our new manufacturing facility and corporate headquarters. Contemporaneously with the execution of the lease agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. We initially recognized the rental expense on a straight-line basis over the term of the lease, taking into account the rent holidays, the scheduled rent increases and the tenant improvement allowances. In the course of the preparation of our 2005 year-end financial statements, our policy with respect to accounting for these lease agreements for our new manufacturing and corporate headquarters was reassessed and it was determined that we had not properly applied the provisions of EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” in accounting for these lease agreements. Proper application of the provisions of EITF No. 97-10 to this transaction required that we restate our previously issued financial statements as of and for the three months and nine months ended September 30, 2005, reflected in this Amended Report, as well as as of and for the three months, and six months ended June 30, 2005. See Note 1 to our Condensed Financial Statements, included herein, for additional discussion.
     Management has concluded that as of September 30, 2005, there was a material weakness in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In light of the year-end assessment of the Company’s internal control over financial reporting, the Company’s management has determined the following material weakness in the Company’s internal control over financial reporting existed as of September 30, 2005:
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
     Controls over the application of accounting policies are within the scope of internal control over financial reporting. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission or COSO.
     During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the first quarter of fiscal 2006, to remediate the material weakness in our internal control over financial reporting discussed above, we implemented additional contract review procedures related to leases and additional procedures to monitor factors affecting our lease accounting practices. The Company has also reflected the proper application of EITF No. 97-10 in this Report, the Quarterly Report on Form 10-Q/A for the second quarter of 2005 and in the Annual Report on Form 10-K for 2005.

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

GENITOPE CORPORATION

Date: April 13, 2006	/s/ Dan W. Denney Jr.
Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2006	/s/ John M. Vuko

John M. Vuko
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2**	Amended and Restated Bylaws of Genitope Corporation

4.1***	Specimen Common Stock Certificate

4.2**	Investor Rights Agreement, dated August 29, 2003, by and among Registrant and certain investors named therein

4.3 **	Series F Warrant, dated August 29, 2003, between Registrant and Stanford C. Finney

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1****	Certification by the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a — 14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-3 (File No. 333-128357), as filed with the SEC on September 16, 2005, and incorporated by reference.

**	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the SEC on August 6, 2003, as amended, and incorporated herein by reference.

***	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1/A (File No. 333-107719), as filed with the SEC on September 11, 2003, as amended, and incorporated herein by reference.

****	This certification accompanies this Quarterly Report on Form 10-Q/A, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q/A), irrespective of any general incorporation language contained in such filing.