Form 10-Q
period 2006-03-31
GENITOPE CORP
filed 2006-05-09
CIK 1028358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of April 28, 2006, 35,825,380 shares of common stock of Genitope Corporation were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share and share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$23,078	$731
Marketable securities	61,985	41,627
Prepaid expenses and other current assets	2,727	2,210

Total current assets	87,790	44,568
Restricted cash and marketable securities	34,627	38,762
Property and equipment, net	49,022	31,065
Other assets	1,000	1,000

Total assets	$172,439	$115,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,874	$4,084
Accrued and other current liabilities	10,694	4,128
Lease financing liability — current	4,446	4,400
Current lease obligations	24	24

Total current liabilities	17,038	12,636
Lease financing liability — noncurrent	18,099	14,997
Accrued interest — noncurrent	1,106	790
Noncurrent lease obligations	18	24

Total liabilities	36,261	28,447

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; issued and outstanding: 35,815,524 shares at March 31, 2006 and 28,454,385 shares at December 31, 2005	36	28
Additional paid-in capital	292,650	232,620
Deferred stock compensation	(112)	(166)
Accumulated other comprehensive loss	(321)	(321)
Deficit accumulated during the development stage	(156,075)	(145,213)

Total stockholders’ equity	136,178	86,948

Total liabilities and stockholders’ equity	$172,439	$115,395

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			Cumulative
			Period from
			August 15, 1996
	Three Months Ended		(date of inception)
	March 31,		to March 31,
	2006	2005	2006
Operating expenses:
Research and development	$8,686	$5,883	$109,619
Sales and marketing	834	475	8,261
General and administrative	2,367	1,274	19,889

Total operating expenses	11,887	7,632	137,769

Loss from operations	(11,887)	(7,632)	(137,769)

Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	(3,509)
Interest expense	(1)	(1)	(3,009)
Interest and other income, net	1,026	637	6,619

Net loss	(10,862)	(6,996)	(137,668)

Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	(18,407)

Net loss attributable to common stockholders	$(10,862)	$(6,996)	$(156,075)

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.25)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	32,466	28,176

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
			(date of
	Three Months Ended		inception)
	March 31,		to March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(10,862)	$(6,996)	$(137,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348	244	5,904
Loss on disposal of assets	—	—	29
Stock-based compensation expense	1,506	157	6,494
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities:
Prepaids and other assets	(518)	(107)	(2,554)
Accounts payable	(2,745)	(595)	(894)
Accrued and other current liabilities	(817)	539	1,278

Net cash used in operating activities	(13,088)	(6,758)	(121,031)

Cash flows from investing activities:
Purchase of property and equipment	(10,144)	(139)	(22,202)
Purchase of marketable securities	(119,672)	(75,970)	(535,688)
Sale of marketable securities	29,519	14,176	138,408
Maturities of marketable securities	69,795	73,376	334,973
Decrease (increase) in restricted marketable securities	4,135	—	(34,627)
Long term cash deposits	—	—	(1,167)

Net cash (used in) provided by investing activities	(26,367)	11,443	(120,303)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	—	33,735
Net proceeds from issuance of common stock related to follow-on public offering	58,658	—	114,376
Net proceeds from issuance of common stock related to private placement	—	(160)	57,257
Borrowings under lines of credit	—	—	8,786
Repayment of borrowings under lines of credit	—	—	(8,786)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	2	7	2,386
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	—	—	(87)
Proceeds from note receivable from stockholder	—	—	102
Principal payments on capital lease obligations	(6)	(13)	(92)
Repayment on lease financing liability	(1,096)	—	(1,096)
Proceeds from lease financing liability	4,244	—	4,244

Net cash provided by (used in) financing activities	61,802	(166)	264,412

Net increase in cash and cash equivalents	22,347	4,519	23,078
Cash and cash equivalents, beginning of period	731	60,087	—

Cash and cash equivalents, end of period	$23,078	$64,606	$23,078

Supplemental disclosure:
Cash paid for interest	$—	$1	$150
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,750
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Conversion of notes payable to preferred stock	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to private placement	$—	$(146)	$150
Acquisition of property and equipment under capital leases	$—	$—	$134
Accrued cost for acquisition of property and equipment	$3,121	$266	$7,383
Receivable from issuance of common stock under stock plan	$—	$3	$11
Unrealized losses on marketable securities	$—	$(46)	$(321)
Capitalized building shells	$(316)	$—	$(20,512)
Lease financing liability	$—	$—	$19,406
The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
     Genitope Corporation is a development stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax Personalized Immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell malignant non-Hodgkin’s lymphoma (“NHL”), and we recently initiated a Phase 2 clinical trial in chronic lymphocytic leukemia (“CLL”). We were incorporated in the State of Delaware on August 15, 1996 and have incurred significant losses since our inception.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below. The Company adopted the provisions of Statement of Financial Accounting Standard 123R, “Share-Based Payment,” effective January 1, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the financial statements, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year or any other subsequent interim period. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.
     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Liquidity
     To date, we have not generated any revenues and we have financed our operations and internal growth through private placements of common and preferred stock and public offerings of common stock, including our most recent public offering in February 2006, our line-of-credit facilities, and interest income earned from our cash and cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2006, we had an accumulated deficit of $156.1 million and cash, cash equivalents and marketable securities of $119.7 million, including $34.6 million, that is restricted as to its use.
     In September 2005, we filed with the SEC, and in October 2005, the SEC declared effective, a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we completed an underwritten public offering under this shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $58.7 million.
     We cannot predict when we may begin to realize product revenue. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaborations or licensing arrangements or other arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would limit our business activities.

Stock-based Compensation
     During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures.
     We have adopted various stock plans that provide for the grant of stock option awards to employees, non-employee directors and consultants. We also have an employee stock purchase plan, which enables employees to purchase the Company’s common stock. Equity-based compensation expense recognized under SFAS 123R in the condensed statement of operations for the three months ended March 31, 2006 related to stock option and employee stock purchase plan awards were $1.4 million and $0.1 million, respectively.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Recognized stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Recognized stock-based compensation expense also includes compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. In our pro forma information required to be disclosed under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
     See Note 5 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.
Comprehensive Loss
          Comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity that are excluded from net loss. Our other comprehensive gain (loss) consists of change in unrealized gain (loss) on investments, which was not significant for the three months ended March 31, 2006 and March 31, 2005.
NOTE 2. NET LOSS PER SHARE
     Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase. Diluted net loss per share attributable to common stockholders should give effect to the dilutive effect of potential issuances of common stock consisting of stock options, stock issuable under our ESPP, warrants and common stock subject to repurchase. However, all potentially dilutive securities have been excluded from the diluted net loss per share computations as, due to our net loss, they have an anti-dilutive effect.
     A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net loss attributable to common stockholders	$(10,862)	$(6,996)

Denominator:
Weighted average common shares outstanding	32,469	28,193
Less: Weighted average unvested common shares subject to repurchase	(3)	(17)

Denominator for basic and diluted calculations	32,466	28,176

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.25)

     The following outstanding stock options, shares issuable under our ESPP, warrants and common stock subject to repurchase were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	As of March 31,
	2006	2005
Shares issuable upon exercise of stock options	2,950	2,033
Shares issuable upon exercise of warrants	267	267
Shares issuable related to ESPP	55	11
Common stock subject to repurchase	3	16

	3,275	2,327

NOTE 3. RESTRICTED CASH AND MARKETABLE SECURITIES
     As more fully discussed in Note 6, we have two outstanding letters of credit related to the construction build-out of our new manufacturing facility and corporate headquarters. At March 31, 2006, these letters of credit were collateralized by $33.6 million of cash, cash equivalents and marketable securities held in one of our investment accounts. As we proceed with the build-out and the payment of the construction costs, these collateralized assets will decrease in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral against two other letters of credit related to the lease of our new facilities. Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” in the accompanying balance sheet.
     As of March 31, 2006 and December 31, 2005, all of our marketable securities (restricted and unrestricted) were considered to be available-for-sale, as we may not hold them until maturity. The following is a summary of our available-for-sale marketable securities as of March 31, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	57,620	33	(119)	57,534
U.S. government and agency securities	38,237	101	(336)	38,002

Total available-for-sale marketable securities	$96,857	$134	$(455)	$96,536

     The following table summarizes the maturities of our investments at March 31, 2006:

	Amortized
	Cost	Fair Value
Less than one year	$43,117	$42,880
Due in 1-5 years	40,920	40,866
Due in 5-10 years	4,451	4,445
Due after 10 years	8,369	8,345

	$96,857	$96,536

     The following is a summary of our available-for-sale marketable securities as of December 31, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	36,299	7	(91)	36,215
U.S. government and agency securities	43,411	—	(237)	43,174

Total available-for-sale marketable securities	$80,710	$7	$(328)	$80,389

     Realized gains and losses from the sales of marketable securities for the quarters ended March 31, 2006 and March 31, 2005 were not significant.

NOTE 4. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Construction-in-progress-related	$7,383	$1,843
Accrued compensation and benefits	2,424	1,543
Professional fees	377	250
Clinical trials	228	178
Other	282	314

	$10,694	$4,128

NOTE 5. STOCK-BASED COMPENSATION
Stock Option Plans
     At March 31, 2006, we had three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 2003 Equity Incentive Plan (the “Incentive Plan”) and the 2003 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).
     Stock options granted under the 1996 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than 100%, and nonstatutory options may be granted to employees, directors, or consultants with exercise prices of no less than 85%, of the fair value of the common stock on the date of grant. If, at the time we grant a stock option, the optionee owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of our capital stock, the option price must be at least 110% of the fair value and may not be exercisable more than five years after the date of grant. Stock options granted under the 1996 Plan may include a provision whereby the holder may elect, at any time while an employee, director, or consultant to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by us at the option exercise price. Options may be granted with vesting terms as determined by the Board of Directors, which for initial grants is generally four years, with 25% vesting upon the first anniversary of the grant date, and the balance vesting ratably each month over a 36-month period. For subsequent grants, options typically vest monthly over four years. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.
     The Incentive Plan provides for the grant of nonstatutory stock options, restricted stock awards, stock appreciation rights, phantom stock and other forms of equity compensation that may be granted to employees, including officers, non-employee directors and consultants. Nonstatutory options may be granted with exercise prices of no less than 85% of the fair market value of the common stock, which is determined by reference to the closing sales price as quoted on the Nasdaq National Market on the last trading day prior to the date of grant. If, at the time we grant an option, the optionee owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of our capital stock, the option price must be at least 110% of the fair market value and may not be exercisable more than five years after the date of grant. Options may be granted with vesting terms as determined by the Board of Directors, which for initial grants is generally four years, with 25% vesting upon the first anniversary of the grant date, and the balance vesting ratably each month over a 36-month period. For subsequent grants, options typically vest monthly over four years. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.
     The Directors’ Plan provides for the automatic grant to our non-employee directors of nonstatutory stock options to purchase shares of common stock. Upon the completion of our initial public offering, each non-employee director was automatically granted an initial option to purchase 25,000 shares of common stock. Any new non-employee director thereafter will automatically be granted an initial option to purchase 25,000 shares of common stock upon being elected to the Board of Directors. Each non-employee director will automatically be granted annually an option to purchase an additional 10,000 shares of common stock on the day following our annual stockholders’ meeting. Each non-employee director who has been a director for less than 12 months will receive an annual grant that has been reduced pro rata for each quarter prior to the date of grant during which such person did not serve as a non-employee director. Stock options under the Directors’ Plan are granted at exercise prices equal to the fair market value of the common stock, which is the closing sales price as quoted on the Nasdaq National Market on the last trading day prior to the date of grant. Initial grants and annual grants vest in 36 equal monthly installments over three years. No option granted under the Directors’ Plan may be exercised after the expiration of 10 years from the date it was granted.
Employee Stock Purchase Plan
     The 2003 Employee Stock Purchase Plan (the “ESPP”) permits employees to purchase our common stock through payroll deductions of up to 15% of the participant’s earnings, or through a single lump sum cash payment in the case of the first offering period, subject to a maximum annual contribution of $25,000. The first offering began on the effective date of our initial public offering and ended approximately 24 months later in October 2005 with purchases occurring every six months. After the initial 24-month offering, the ESPP continues with successive six-month offering periods. The price of common stock purchased under the ESPP is equal to the lower of 85% of the fair market value of a share of our common stock at the beginning of the offering period or at the end of the offering period.

Stock-based Compensation
     During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures.
     Equity-based compensation expense recognized under SFAS 123R in the condensed statement of operations for the three months ended March 31, 2006 related to stock option and employee stock purchase plan awards were $1.4 million and $0.1 million, respectively.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Recognized stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 for options granted after the Company’s initial public offering (“IPO”). Compensation expense for the share-based payment awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. In our pro forma information required to be disclosed under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
     We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method for estimating the expected term pursuant to Staff Accounting Bulletin No. 107 (“SAB 107”). On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option. We estimate the volatility of our common stock by using historical volatility, with an assessment of reasonableness through a review of the volatility of comparable companies. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues, with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
     The determination of the fair value of stock options awards granted has been estimated at the date of grant using the following weighted-average assumptions:

	Three Months
	Ended March 31,
	2006	2005
Weighted-average per share estimated fair value of options granted	8.55	8.94
Expected term (in years)	6.25	4.00
Volatility	55%	66%
Risk-free interest rate	4.72%	3.70%
     The determination of the fair value of employee stock purchase plan awards purchased has been estimated at the date of grant using the following weighted-average assumptions:

	Three Months
	Ended March 31,
	2006	2005
Weighted-average per share estimated fair value of ESPP awards	2.25	4.01
Expected term (in years)	0.49	0.90
Volatility	61%	61%
Risk-free interest rate	4.30%	1.51%

     Total stock-based compensation recognized in our condensed statement of operations related to the adoption of SFAS 123R for the three months ended March 31, 2006 is as follows (in thousands, except per share data):

Option Grants
Statement of	and Stock
Operations Classification	Purchase Rights
Research and development	$535
Sales and marketing	78
General and administrative	867

Total	$1,480

Increase in operating expenses due to adoption of SFAS 123R	$1,480
Increase in loss from operations due to adoption of SFAS 123R	1,480
Increase in net loss attributable to common stockholders due to adoption of SFAS 123R	$1,480

Increase in basic and diluted net loss per share attributable to common stockholders	$.04
     There was no impact on taxes and no impact on cash flow from the adoption of SFAS 123R in the three months ended March 31, 2006.
Periods prior to the adoption of SFAS 123R
     Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of APB 25 and complied with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). Under APB 25, deferred stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of our common stock and the exercise price of stock option grants to employees. Stock based compensation expense was recognized under APB 25 for options granted prior to our IPO, based upon the intrinsic value.
     On January 1, 2006, we transitioned to SFAS 123R using the modified-prospective method, except for options granted prior to our IPO, for which the fair value was determined using the minimum value method. Estimated compensation for non-vested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures (excluding pre-IPO options). Recognized stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R (excluding pre-IPO options).
     The modified prospective transition method of SFAS 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123R regarding net loss and net loss per share as if we had accounted for our stock options under the fair value method of SFAS 123R. If compensation expense had been determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123, our pro forma net loss and pro forma net loss per common share under SFAS 123 for the period ended March 31, 2005 would have been as shown in the following table. For the purpose of this pro forma disclosure, the estimated value of the stock awards is recognized on an accelerated basis over the vesting periods of the awards (in thousands, except per share data):

Net loss attributable to common stockholders, as reported	$(6,996)

Employee total stock-based compensation determined under fair value method	(1,279)

Adjusted net loss attributable to common stockholders	$(8,275)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.25)

Adjusted	$(0.30)
     Pro forma disclosures for the three months ended March 31, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123R’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three months ended March 31, 2005 has been adjusted to exclude the effect of the options granted prior to our IPO in October 2003, as those options were valued for pro forma disclosure purposes using a minimum value method. The weighted-average fair values of stock options granted during the three months ended March 31, 2005 was $13.93 per stock option. For the three months ended March 31, 2005, the total intrinsic value of options exercised during the period was $0.1 million, and the total fair value of shares vested during the period was $5.8 million. The intrinsic value as of March 31, 2005 is calculated as the difference between the market value as of March 31, 2005 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option. The market value of a share of Company’s common stock as of March 31, 2005 was $12.50 per share as reported by the Nasdaq National Stock Market.
General Stock Option Information
     The following table sets forth the summary of option activity for the three months ended March 31, 2006:

	Options	Number of
	Available	Options	Weighted Average
	for Grant	Outstanding	Exercise Price
	(In thousands)
Beginning of period	2,753	2,684	$10.24
Granted	(297)	297	8.55
Exercised	—	(1)	2.00
Canceled	22	(23)	9.87
Expired	7	(7)	10.23

End of period	2,485	2,950	$10.08

     The weighted average per share fair value of options granted during the three months ended March 31, 2006 was $8.55. The total intrinsic value of options exercised during the three months ended March 31, 2006 was negligible. The intrinsic value as of March 31, 2006 is calculated as the difference between the market value as of March 31, 2006 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option. The market value of a share of the Company’s common stock as of March 31, 2006 was $8.70 as reported by the Nasdaq National Stock Market. The total fair value of shares vested during the three months ended March 31, 2006 was $8.7 million.
     The following table sets forth the summary of our nonvested shares activity for the three months ended March 31, 2006:

	Number of	Weighted Average
	Nonvested	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2005	1,877,711	$11.04
Granted	296,736	8.55
Vested	(199,722)	11.12
Forfeited	(22,664)	9.87

Nonvested at March 31, 2006	1,952,061	$10.66

     As of March 31, 2006, there was approximately $4.72 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 2.9 years. No amounts related to stock-based compensation expense have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as we currently provide a full valuation allowance for all of our deferred tax assets.
     Information regarding stock option awards outstanding at March 31, 2006 is summarized below:

		Weighted		Aggregate
		Average	Weighted	Intrinsic
	Number	Remaining	Average	Value
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	(in thousands)
$ 0.45 – 2.70	329,898	6.75 years	$2.03	$2,200
$ 2.97 – 8.46	488,721	9.49 years	7.53	569
$ 8.51 – 9.72	367,041	8.49 years	9.44	1
$ 9.75 – 11.10	298,600	8.24 years	9.90	—
$11.15 – 12.10	366,685	8.91 years	11.85	—
$12.25 – 12.33	85,000	8.65 years	12.30	—
$12.50 – 12.50	598,800	9.00 years	12.50	—
$12.60 – 13.88	175,000	8.05 years	13.15	—
$15.51- 15.51	90,000	8.88 years	15.51	—
$15.87 – 15.87	150,000	8.77 years	15.87	—

	2,949,745	8.60 years	$10.08	$2,770

     The aggregate intrinsic value of options outstanding as of March 31, 2006 was approximately $2.8 million.

     Information regarding stock option awards exercisable at March 31, 2006 is summarized below:

			Aggregate
	Number	Weighted	Intrinsic
	Vested and	Average	Value
Range of Exercise Prices	Exercisable	Exercise Price	(in thousands)
$ 0.45 – 2.70	267,683	$1.93	$1,812
$ 2.97 – 8.46	17,303	3.62	88
$ 8.51 – 9.72	149,331	9.45	—
$ 9.75 – 11.10	128,927	9.88	—
$11.15 – 12.10	92,405	11.93	—
$12.25 – 12.33	30,729	12.28	—
$12.50 – 12.50	137,281	12.50	—
$12.60 – 13.88	102,776	12.91	—
$15.51- 15.51	24,375	15.51	—
$15.87 – 15.87	46,874	15.87	—

	997,684	$8.93	$1,900

     The aggregate intrinsic value of options exercisable as of March 31, 2006 was approximately $1.9 million.
NOTE 6. COMMITMENTS AND CONTINGENCIES
     In May 2005, we entered into two agreements (the “Lease Agreements”) to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is 15.5 years, and each lease will terminate in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property.
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
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord has provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference is estimated to be up to approximately $34.0 million. In December 2005, two letters of credit were provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of March 31, 2006, the aggregate amount of the two letters of credit was decreased to $30.0 million to reflect the build out and payment of construction costs by the Company. The Construction Letters of Credit will expire on May 30, 2009. Pursuant to the terms of the Security Agreement, the Construction Letters of Credit are being collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account totaling approximately $33.6 million as of March 31, 2006 (see Note 3). As we proceed with the build-out and the payment of the construction costs, the collateralized assets and restricted cash will continue to decrease in proportion to the payments made.
     The Lease Agreements provide for rent holidays for the first five and one-half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term.
     We are responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” is deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though it is not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which has been recorded as construction-in-progress. The related liability has been recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. As a result of being considered the owner for accounting purposes, build-out costs reimbursed by the landlord will increase the lease financing liability. Build-out costs paid by us will be capitalized consistent with our standard policy.
     Upon completion of construction, the leases, if restructured, could qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases.” If this treatment is available, the lease financing liability and associated construction-in-

progress and capitalized building costs will be removed from our balance sheet and the difference reclassified as either prepaid or deferred rent to be amortized over the lease term as rent expense. If the leases do not qualify for sale-leaseback treatment in accordance with SFAS No. 98, the lease financing liability will be amortized over the lease term based upon the payments designated in the agreement, and the building and improvement assets will be depreciated on a straight-line basis over their useful lives.
     The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and, as of March 31, 2006, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account (see Note 3).
     The Reimbursement Agreement contains customary affirmative and negative covenants and other restrictions. In addition, the Reimbursement Agreement contains customary events of default, including the following: nonpayment of fees or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default and cross acceleration; bankruptcy; material judgments; invalidity of security; and change in management; and events having a material adverse effect on our business, assets, liabilities or condition.. If an event of default occurs and is continuing, the bank may cause all amounts outstanding under the Reimbursement Agreement at that time to become immediately due and payable. We are currently in compliance with all the material covenants and restrictions of the Reimbursement Agreement.
NOTE 7. SHELF REGISTRATION STATEMENT ON FORM S-3
     In September 2005, we filed with the SEC, and in October 2005, the SEC declared effective, a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we completed an underwritten public offering under this shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $58.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward -looking statements include, but are not limited to, statements about:
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
     These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “schedule,” “might,” “future,” “may,” “should,” “could,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax® personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma, or B-cell NHL. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% to 90% of diagnosed cases of lymphoma. In the United States, approximately 55,000 patients are newly diagnosed with NHL each year, and there are over 300,000 patients currently diagnosed with NHL. NHL is clinically classified as either slow-growing, referred to as indolent, or fast-growing, referred to as aggressive. There are approximately 25,000 patients diagnosed with indolent B-cell NHL in the United States each year. Our pivotal Phase 3 clinical trial is designed for the treatment of follicular B-cell NHL, which represents approximately half of the cases of indolent B-cell NHL. Results from our completed and interim results from our ongoing Phase 3 clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we recently initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL.
     In November 2000, based on positive interim Phase 2 clinical trial results from one of our earlier Phase 2 trials (9901), we initiated a pivotal, double-blind, placebo-controlled Phase 3 clinical trial to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL. We have completed treatment of all 287 patients in this trial. On July 25, 2005, our independent Data Safety Monitoring Board, or DSMB, met and reviewed the first planned interim analysis of blinded data for safety and efficacy in our pivotal Phase 3 clinical trial and recommended the trial continue as planned. We currently anticipate that the next planned interim analysis of data for efficacy will be scheduled to occur in mid-2006, with the detailed follow-up period of the clinical trial scheduled to conclude in approximately the fourth quarter of 2007. We believe that, if successful, the results of our Phase 3 clinical trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL.
     The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $25.9 million, $22.6 million and $19.7 million for the years ended December 31, 2005, 2004 and 2003, respectively and were approximately $8.7 million and $5.9 million for the three months ended March 31, 2006 and 2005, respectively. From inception through March 31, 2006, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $109.6 million.
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
     As discussed in more detail under the caption “Liquidity and Capital Resources,” in May 2005, we entered into two agreements (the “Lease Agreements”) and two construction agreements to provide for the build-out of our new manufacturing facility and corporate headquarters located in Fremont, California. Construction began during the fourth quarter of 2005.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development-stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2006, we had an accumulated deficit of $156.1 million and cash, cash equivalents and marketable securities of $119.7 million, including $34.6 million that is restricted as to its use.
     In September 2005, we filed with the SEC, and in October 2005, the SEC declared effective, a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we completed an underwritten public offering under this shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $58.7 million.
     We anticipate working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require many years and substantial expenditures to complete and may ultimately be unsuccessful. We will need significant additional operating funds to continue our research and development activities and clinical trials, pursue regulatory approvals, and, if regulatory approval of a product candidate is obtained, to build sales and marketing capabilities and potentially expand production capabilities, as necessary.
     We cannot predict when we may begin to realize product revenue. Until we are able to generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, our business would be materially impaired. See “—Liquidity and Capital Resources” and Part II, Item 1A “Risk Factors — We currently have no source of revenue and may never become profitable” and “—We will need significant additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.”
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

Recent Accounting Pronouncements
     During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Equity-based compensation expenses recognized under SFAS 123R in the condensed statement of operations for the three months ended March 31, 2006 related to stock option and employee stock purchase plan awards were $1.4 million and $0.1 million, respectively. The adoption of SFAS 123R had a material impact on our results of operations for the first quarter of 2006, and we anticipate that it will continue to have a material effect in the future. Our actual stock-based compensation expense in 2006 will be dependent upon a number of factors, including the amount of awards granted and the fair value of those awards at the time of the grant, as well as any changes in the variables and underlying assumptions used to determine fair value under our option pricing model.
Results of Operations
Research and development expenses

	Three Months Ended
	March 31,		Percent
in thousands (except percentages)	2006	2005	Change
Staffing related	$4,298	$3,025	42%
Clinical trial and manufacturing material costs	1,592	1,659	(4)%
Deferred stock-based compensation	550	90	511%
Facilities and other costs	2,246	1,109	103%

Total research and development expenses	$8,686	$5,883	48%

     Research and development expenses represented approximately 73% and 77% of our total operating expenses for the three months ended March 31, 2006 and March 31, 2005, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and costs related to the development of our manufacturing process.
     Research and development expenses increased in the three months ended March 31, 2006, as compared to the same period in 2005, due primarily to higher staffing levels, much of which was related to the hiring of process sciences, research and manufacturing executives and related personnel during 2005, and the impact of SFAS 123R related to recording stock option expense. In addition, we recognized higher rent expense (allocated by expected usage) of approximately $0.5 million associated with the Lease Agreements for the new manufacturing facility and corporate headquarters, as well as an increase of approximately $0.2 million related to information technology costs.
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
Sales and marketing expenses

	Three Months Ended
	March 31,		Percent
in thousands (except percentages)	2006	2005	Change
Staffing related	$318	$258	23%
Product advocacy costs	330	115	187%
Deferred stock-based compensation	85	19	347%
Facilities and other costs	101	83	22%

Total sales and marketing expenses	$834	$475	76%

     Sales and marketing expenses consist primarily of personnel costs and costs associated with outside marketing activities related to product support and awareness.
     Sales and marketing expenses increased for the three months ended March 31, 2006, as compared with the same period in 2005, primarily due to a $0.2 million increase in product advocacy costs related to clinical trial support and awareness. We expect sales and marketing spending to increase during 2006 and subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL.
General and administrative expenses

	Three Months Ended
	March 31,		Percent
in thousands (except percentages)	2006	2005	Change
Staffing related	$765	$803	(5)%
Legal, professional fees and insurance	562	279	101%
Deferred stock-based compensation	871	144	505%
Facilities and other costs	169	48	252%

Total general and administrative expenses	$2,367	$1,274	86%

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.
     General and administrative expenses increased in the three months ended March 31, 2006, as compared to the same period in 2005, due primarily to the impact of SFAS 123R related to recording stock option expense, and additional administrative expenses of approximately $0.3 million related to higher legal and professional fees and corporate insurance costs required to support the organizational growth of the company.
     We expect our general and administrative expenses to increase during 2006 as a result of additional administrative and infrastructure costs associated with our organizational growth, including costs associated with ongoing compliance with the requirements of the Sarbanes-Oxley Act of 2002 and potential implementation of new finance and accounting systems.
Interest expense
     Interest expense for each of the three months ended March 31, 2006 and March 31, 2005 was $1,000 and was related to expense incurred for our capital lease obligations. Interest expense associated with our building shell lease financing liability under EITF 97-10 is being capitalized as part of the related construction costs.
Interest and other income, net

	Three Months Ended
	March 31,		Percent
in thousands (except percentages)	2006	2005	Change
Interest and other income, net	$1,026	$637	61%
     Interest and other income, net for the three months ended March 31, 2006 was $1.0 million, as compared to $0.6 million for the same period in 2005. The increase from 2005 to 2006 was due to interest on higher average cash balances as a result of proceeds received from our February 2006 common stock offering, as well as higher interest rates during the first quarter of 2006.
Liquidity and Capital Resources

	As of	As of
	March 31,	December 31,
(in thousands)	2006	2005
Cash, cash equivalents and marketable securities (including $34.6 million that is restricted as to its use)	$119,690	$81,120

	Three Months Ended
	March 31,
	2006	2005
Cash flows:
Net cash used in operating activities	$(13,088)	$(6,758)

Net cash (used in) provided by investing activities	$(26,367)	$11,443

Net cash provided by (used in) financing activities	$61,802	$(166)

     As of March 31, 2006, we had cash, cash equivalents and marketable securities of $119.7 million, including $34.6 million that is restricted as to its use, compared to $81.1 million, including $38.8 million classified as restricted, as of December 31, 2005. We have two outstanding letters of credit related to the construction of our new manufacturing facility and corporate headquarters that, as of March 31, 2006, were collateralized by $33.6 million of cash, cash equivalents and marketable securities held in one of our investment accounts and classified as a restricted, non-current asset on our balance sheet. As we proceed with the build-out and the payment of the construction costs, these collateralized assets will decrease in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral for two other letters of credit related to the lease of our new facilities. Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” on our balance sheet.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of public stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and, as of March 31, 2006, we had an accumulated deficit of approximately $156.1 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Our accumulated deficit also includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through March 31, 2006, we had amortized and expensed non-cash stock-based compensation of approximately $6.5 million.
     Net cash used in operating activities was $13.1 million and $6.8 million for the three months ended March 31, 2006 and March 31, 2005, respectively. The increased use of cash in operations for 2006 compared to 2005 was primarily due to our continued research and development activities associated with MyVax for the treatment of B-cell NHL and higher cash usage for prepaid expenses and other assets. Net cash used in operating activities also increased as a result of lower accounts payable and a decrease in accrued liabilities, both of which were due to the timing of payments made to our vendors.
     Net cash used in investing activities was $26.4 million for the three months ended March 31, 2006. Net cash provided by investing activities was $11.4 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, we had maturities and sales of marketable securities of $99.3 million, which were more than offset by purchases of $119.7 million of marketable securities. For the three months ended March 31, 2006, as a result of payments we made for facility construction costs, there was a decrease of $4.1 million in marketable securities being classified as restricted. During the three months ended March 31, 2005, we had maturities and sales of marketable securities of $87.5 million, which were partially offset by purchases of $76.0 million of marketable securities. Payments for capital expenditures, consisting of purchases of office and laboratory equipment and leasehold improvements to our facilities, were $10.1 million and $0.1 million, for the three months ended March 31, 2006 and 2005, respectively. We expect our capital expenditures to increase in future years to support our development and commercialization efforts and the build-out of our new commercial facility. We estimate that the total cost of the facility, before giving effect to the $26.3 million tenant improvement allowance, including related manufacturing and laboratory equipment, could exceed $70.0 million, excluding the non-cash impact of EITF 97-10. In the future, net cash used by investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of marketable securities.
     Net cash provided by financing activities was approximately $61.8 million for the three months ended March 31, 2006. Net cash used in financing activities was $0.2 million for the three months ended March 31, 2005. In February 2006, we completed an underwritten public offering in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $58.7 million. During the three months ended March 31, 2005, we made payments of approximately $0.2 million related to offering costs from our recent private placement of common stock in December 2004.
     As of March 31, 2006, we had contractual obligations related to operating and capital leases as follows (in thousands):

	Payments Due by Period
		Less than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years (1)	Years (2)	5 Years
Contractual obligations:
Non-cancelable operating lease obligations related to new building lease agreements	$113,099	6,254	19,910	14,289	72,646
Non-cancelable operating lease obligations related to other facilities	535	535	—	—	—
Capital lease obligations	42	24	18	—	—

Total contractual obligations	$113,676	6,813	19,928	14,289	72,646

     In May 2005, we entered into two agreements (the “Lease Agreements”) to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is 15.5 years, and each lease will terminate in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property.
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
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord will provide us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference is estimated to be up to approximately $34.0 million. In December 2005, two letters of credit were provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of March 31, 2006, the aggregate amount of the two letters of credit was decreased to $30.0 million to reflect the build-out and payment of construction costs by the Company. The Construction Letters of Credit will expire on May 30, 2009. Pursuant to the terms of the Security Agreement, the Construction Letters of Credit are being collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account totaling approximately $34.6 million that has been recorded as restricted cash. As we proceed with the build-out and the payment of the construction costs, the collateralized assets and restricted cash will decrease in proportion to the payments made.
     The Lease Agreements provide for rent holidays for the first five and one-half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term.
     We are responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” is deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are the legal owner. Upon the commencement of the leases in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which has been recorded as construction-in-progress. The related liability has been recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the leases related to ground rent will be treated as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord will increase the lease financing liability. Build-out costs paid by us will be capitalized consistent with our standard policy.
     Upon completion of construction, the leases, if restructured, could qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases.” If this treatment is available, the lease financing liability and associated construction-in-progress and capitalized building costs will be removed from our balance sheet and the difference reclassified as either prepaid or deferred rent to be amortized over the lease term as rent expense. If the leases do not qualify for sale-leaseback treatment in accordance with SFAS No. 98, the lease financing liability will be amortized over the lease term based upon the payments designated in the agreement, and the building and improvement assets will be depreciated on a straight-line basis over their useful lives.
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
     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan for the next 12 months or more. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect that our cash consumption will increase in 2006 as we anticipate an increase in operating expenses related to the growth of the company, as well as the build-out of our manufacturing facility and corporate headquarters and the purchase of related manufacturing and laboratory equipment. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. Our manufacturing facility and corporate headquarters must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. During the second quarter of 2005, we began incurring costs for our new manufacturing facility and corporate headquarters and have incurred approximately $24.5 million through March 31, 2006 related to design and construction activities, excluding the non-cash impact of EITF 97-10. We estimate that the total cost of the facility, before giving effect to the $26.3 million tenant improvement allowance, including related manufacturing and laboratory equipment, could exceed $70.0 million, excluding the non-cash impact of EITF 97-10.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to interest rate risk primarily through our short-term investments. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. As of March 31, 2006, cash, cash equivalents and marketable securities were approximately $119.7 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2006, the decline in fair value of our portfolio would be immaterial.
     In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Remediation of Material Weakness
     In May 2005, we entered into two lease agreements for our new manufacturing facility and corporate headquarters. Contemporaneously with the execution of the lease agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. We initially recognized the rental expense on a straight-line basis over the term of the lease, taking into account the rent holidays, the scheduled rent increases and the tenant improvement allowances. In the course of the preparation of our 2005 year-end financial statements, our policy with respect to accounting for these lease agreements for our new manufacturing and corporate headquarters was reassessed and it was determined that we had not properly applied the provisions of EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” in accounting for these lease agreements. Management had concluded that as of December 31, 2005, there was a material weakness in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company’s management had determined the following material weakness in the Company’s internal control over financial reporting existed as of December 31, 2005: The Company did not maintain effective controls over the selection, application and monitoring of its accounting policies for leases. Specifically, the Company did not have effective controls to ensure the accurate accounting for leases entered into for a new manufacturing facility and a new corporate headquarters building in accordance with generally accepted accounting principles. Controls over the application of accounting policies are within the scope of internal control over financial reporting.

     During the first quarter of 2006, to remediate the material weakness in our internal control over financial reporting, the Company implemented controls designed to provide additional contract review procedures related to leases and additional review procedures to monitor factors affecting lease accounting practices. We tested the operating effectiveness of these newly designed controls and found them to be effective and have concluded that, as of March 31, 2006, this material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
     Other than noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
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
     We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in the Company’s Form 10-K for the year ended December 31, 2005.
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
*We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future.
     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. Net losses were approximately $10.9 million for the three months ended March 31, 2006, approximately $30.4 million in 2005, approximately $27.0 million in 2004 and approximately $30.5 million in 2003. As of December 31, 2005, we had an accumulated deficit of approximately $156.1 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the build-out, equipping and qualification of a manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will achieve or sustain product revenues or become profitable, if ever.
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
     We believe that our current cash resources, including the net proceeds from our public offering in February 2006, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan for at least the next 12 months. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect our cash consumption will continue to increase in 2006, as we anticipate an increase in our expenses related to the build-out and equipping of our manufacturing facility and corporate headquarters, growth of the company and research and development of our monoclonal antibody product candidates, as well as the continued development of MyVax. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. A manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.
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
     We currently depend on single source suppliers for critical raw materials used in MyVax and other components used in the manufacturing process and required for the administration of MyVax. In particular, manufacturing of MyVax requires keyhole limpet hemocyanin or KLH, a foreign carrier protein which is derived from a giant sea snail. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, a single source supplier. In December 1998, we entered into a supply agreement with biosyn, pursuant to which biosyn has agreed to supply us with KLH. The supply agreement expired on December 9, 2005, and a new agreement has not yet been reached. We remain in discussions with biosyn regarding a new supply agreement, but we may not be able to reach an agreement with biosyn on terms that are acceptable to us, or at all. There may be no other supplier of KLH of suitable quality for our purposes, and there are significant risks associated with our ability to produce KLH of suitable quality ourselves. Even if we identify another supplier of KLH, or produce KLH ourselves, we will not be able to use the alternative source of KLH for the commercial manufacture of MyVax unless the KLH is found to be comparable to the existing KLH. In addition, the FDA requires that, before we can begin to commercially manufacture MyVax, we must ensure that any supplier of KLH be compliant with cGMP. Any inability to obtain a sufficient supply of KLH of suitable quality from biosyn or an alternate supplier, or produce such KLH ourselves, could delay or prevent completion of our clinical trials and commercialization of MyVax.
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
     As of March 31, 2006, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.
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
     In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies. To date, we have elected not to seek licenses for these patents because, among other reasons, we believe that our pre-commercialization activities fall within the scope of an available exemption. In addition, we do not believe that we will be required to seek any licenses upon completion of our pre-commercialization activities. For more information, please refer to the section in our 2005 Annual Report on Form 10-K filed with the SEC entitled “Business — Intellectual Property.” We may be exposed to future litigation by the companies holding these patents or other third parties based on claims that MyVax, or any other immunotherapies that we may develop, or the methods we employ to manufacture them, infringe their intellectual property rights. Our ability to manufacture and commercialize MyVax, or any other immunotherapies that we may develop, may depend on our ability to demonstrate that MyVax, or any other immunotherapies that we may develop, and our manufacturing processes do not infringe third-party patents. If these patents were found to cover MyVax, or any other immunotherapies that we may develop, or our manufacturing process, we could be required to pay substantial damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtained a license. A license may not be available to us on acceptable terms in the future, if at all.
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
     Several companies, such as GlaxoSmithKline, Biogen Idec Inc. and Immunomedics, Inc., are involved in the development of passive immunotherapies for the treatment of NHL. Various products are currently marketed for treatment of NHL. Rituxan, a passive immunotherapy co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the treatment of relapsed or refractory, low grade B-cell NHL. In addition, Biogen Idec Inc. has received FDA approval for marketing its passive radioimmunotherapy product, Zevalin, and GlaxoSmithKline Plc received FDA approval for marketing its version of passive radioimmunotherapy product, Bexxar, for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL. For more information, please refer to the section entitled “Business — MyVax Personalized Immunotherapy” in our 2005 Annual Report on Form 10-K filed with the SEC.
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
*If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop MyVax, or any other immunotherapies that we may develop, conduct our clinical trials and commercialize MyVax, or any other immunotherapies that we may develop.
     Our success depends upon our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., Ph.D., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax or adversely affect our other development efforts. Currently, we do not have employment agreements with any members of senior management. As of March 31, 2006, Dr. Denney owned 1,208,182 shares of our common stock that were not subject to any vesting and options to purchase 572,918 shares of our common stock, of which approximately 153,646 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.
     The competition for qualified personnel in the biotechnology field is intense. In particular, our ability to deliver patient therapies depends upon our ability to attract and retain quality assurance and control personnel. We will need to hire additional personnel as we continue to expand our manufacturing, research and development activities.

*We will need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements is expected to continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to comply with these reporting requirements. While we were able to complete a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ended December 31, 2004, we were not able to do so for the fiscal year ended December 31, 2005, and there is no assurance that we will be able to complete future favorable assessments as to the adequacy of our internal control over financial reporting. In March 2006, it was determined that our previously issued financial statements for the second and third quarters of 2005 should be restated because we did not apply the correct accounting treatment with respect to our leases for our new manufacturing facility and corporate headquarters. As a result, our management concluded that we had a material weakness in our internal control over financial reporting, which is described further in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. We may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse affect on our stock price and our ability to raise additional funds.
*The adoption of Statement of Financial Accounting Standard No. 123R and changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and affect our reported results of operations.
     During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The effective date of this new standard under these new rules for our financial statements was January 1, 2006. Adoption of this statement has had a significant impact on our financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. The impact of SFAS 123R on our financial statements and related disclosures is, and is expected to continue to be, material to our results of operations. Our actual stock-based compensation expense in 2006 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant, as well as any changes in variables or underlying assumptions used to determine fair value under our pricing model. In addition, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
*The ownership interests of our officers, directors and largest stockholders could conflict with the interests of our other stockholders.
     As of March 31, 2006, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 26.7% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
*Future sales of our common stock could lower the market price of our common stock.
     Sales of substantial amounts of shares in the public market could harm the market price of our common stock. As of March 31, 2006, 35,815,524 shares of our common stock were outstanding. In February 2006, in connection with our recent public offering of common stock, each of our directors and certain of our executive officers and stockholders (which directors, executive officers and stockholders held in the aggregate approximately 10.7% of our outstanding common stock as of March 31, 2006) agreed, subject to specified exceptions, that without the prior written consent of WR Hambrecht + Co, they would not, directly or indirectly, sell, offer, contract to sell, transfer the economic risk of ownership in, make any short sale, pledge or otherwise dispose of any shares of our common stock or any securities convertible into or exercisable or exchangeable for or any other rights to purchase or acquire our common stock (including without limitation, common stock which may be deemed to be beneficially owned by the undersigned in accordance with the rules and regulations of the Securities and Exchange Commission and securities which may be issued upon exercise of a stock option or warrant), for the period ending on May 10, 2006. WR Hambrecht + Co, may, in its sole discretion, permit early release of shares subject to the lock-up agreements. All of the shares of our common stock that were outstanding as of March 31, 2006 are eligible for sale in the public market under Rules 144, 144(k) and 701, subject in some cases to volume and other limitations and the 90-day lock-up agreements described above. Of the 2,949,727 shares issuable upon exercise of options to purchase our common stock outstanding as of March 31, 2006, approximately 1,001,497 shares were vested and eligible for sale as of March 31, 2006. In addition, if we propose to register any of our securities under the Securities Act of 1933, as amended, either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock. In addition, holders of registration rights may require us on not more than two occasions at any time to file a registration statement under the Securities Act with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3. These rights shall terminate altogether three years after the effective date of our initial public offering, and, with respect to each holder of such rights, on the date when such holder holds less than 1% of our outstanding shares of common stock and is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any 90-day period. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.
     We have an effective registration statement on Form S-3 registering the offer and sale from, time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms to be determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we sold 7,360,000 shares of our common stock at a public offering price of $8.50 per share under the registration statement. Additional sales of shares under this shelf registration statement could harm the market price of our common stock.

ITEM 6. EXHIBITS
     Exhibits
The exhibit list on the accompanying index to exhibits is incorporated by reference into this Item 6 this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENITOPE CORPORATION
Date: May 8, 2006	/s/ Dan W. Denney Jr.
Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2006	/s/ John M. Vuko
John M. Vuko
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2**	Amended and Restated Bylaws of Genitope Corporation

10.1***	Standard Form of Agreement (AIA Document A121) between Genitope Corporation and XL Construction Corporation, dated January 17, 2006, along with the general conditions of the agreement for the building located at 6800 Dumbarton Circle, Fremont, CA

10.2***	Standard form of Agreement (AIA Document A121) between Genitope Corporation and XL Construction Corporation, dated January 17, 2006, along with the general conditions of the agreement for the building located at 6900 Dumbarton Circle, Fremont, CA

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1****	Certification of the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-3 (File No. 333-128357), as filed with the SEC on September 16, 2005, and incorporated by reference.

**	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the SEC on August 6, 2003, as amended, and incorporated herein by reference.

***	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K (File No. 000-50425), as filed with the SEC on January 20, 2006, and incorporated herein by reference.

****	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.