Form 10-Q
period 2006-06-30
GENITOPE CORP
filed 2006-08-09
CIK 1028358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
As of July 31, 2006, 35,922,323 shares of common stock of Genitope Corporation were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share and share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,450	$731
Marketable securities	64,851	41,627
Prepaid expenses and other current assets	1,657	2,210

Total current assets	76,958	44,568
Restricted cash and marketable securities	25,610	38,762
Property and equipment, net	72,646	31,065
Other assets	1,000	1,000

Total assets	$176,214	$115,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,178	$4,084
Accrued and other current liabilities	3,318	4,128
Lease financing liability — current	4,492	4,400
Current lease obligations	24	24

Total current liabilities	25,012	12,636
Lease financing liability — noncurrent	23,825	14,997
Accrued interest — noncurrent	1,422	790
Noncurrent lease obligations	12	24

Total liabilities	50,271	28,447

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; issued and outstanding: 35,919,307 shares at June 30, 2006 and 28,454,385 shares at December 31, 2005	36	28
Additional paid-in capital	294,148	232,620
Deferred stock compensation	(69)	(166)
Accumulated other comprehensive loss	(288)	(321)
Deficit accumulated during the development stage	(167,884)	(145,213)

Total stockholders’ equity	125,943	86,948

Total liabilities and stockholders’ equity	$176,214	$115,395

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

					Cumulative
					Deficit during
					the Development
					Stage Period
					August 15, 1996
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,		June 30,		to June 30,
	2006	2005	2006	2005	2006
Operating expenses:
Research and development	$10,102	$6,455	$18,788	$12,338	$119,721
Sales and marketing	608	554	1,442	1,029	8,869
General and administrative	2,242	1,248	4,609	2,522	22,131

Total operating expenses	12,952	8,257	24,839	15,889	150,721

Loss from operations	(12,952)	(8,257)	(24,839)	(15,889)	(150,721)

Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	—	(3509)
Interest expense	—	—	(1)	(1)	(3008)
Interest and other income	1,142	725	2,168	1,362	7,761

Net loss	(11,810)	(7,532)	(22,672)	(14,528)	(149,477)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	—	(18,407)

Net loss attributable to common stockholders	$(11,810)	$(7,532)	$(22,672)	$(14,528)	$(167,884)

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.27)	$(0.66)	$(0.52)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	35,873	28,228	34,178	28,202

The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
			(date of
	Six Months Ended		inception)
	June 30,		to June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(22,672)	$(14,528)	$(149,477)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717	508	6,273
Loss on disposal of assets	—	—	29
Stock-based compensation expense	2,695	197	7,683
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities: Prepaids and other assets	553	(927)	(1,483)
Accounts payable	(2,161)	(383)	(310)
Accrued and other current liabilities	(1141)	463	952
Deferred rent	(1)	227	—

Net cash used in operating activities	(22,010)	(14,443)	(129,953)

Cash flows from investing activities:
Purchase of property and equipment	(26,081)	(949)	(38,139)
Purchase of marketable securities	(112,371)	(242,238)	(528,387)
Sale of marketable securities	16,760	58,864	125,649
Maturities of marketable securities	72,421	147,184	337,599
Net sales/purchases of restricted cash and marketable securities	13,152	—	(25,610)
Long term cash deposits	—	—	(1,167)

Net cash used in investing activities	(36,119)	(37,139)	(130,055)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	—	33,735
Net proceeds from issuance of common stock related to follow-on public offering	58,453	—	114,171
Net proceeds from issuance of common stock related to private placement	—	(164)	57,257
Borrowings under lines of credit	—	—	8,786
Repayment of borrowings under lines of credit	—	—	(8,786)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	488	427	2,872
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	—	—	(87)
Proceeds from note receivable from stockholder	—	—	102
Principal payments on capital lease obligations	(12)	(25)	(98)
Repayment on lease financing liability	(2192)	—	(2,192)
Proceeds from lease financing liability	11,111	—	11,111

Net cash provided by financing activities	67,848	238	270,458

Net increase (decrease) in cash and cash equivalents	9,719	(51,344)	10,450
Cash and cash equivalents, beginning of period	731	60,087	—

Cash and cash equivalents, end of period	$10,450	$8,743	$10,450

Supplemental disclosure:
Cash paid for interest	$—	$1	$150
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,750
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Conversion of notes payable to preferred stock	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to private placement	$—	$(150)	$150
Acquisition of property and equipment under capital leases	$—	$—	$134
Accrued cost for acquisition of property and equipment	$15,585	$417	$19,847
Receivable from issuance of common stock under stock plan	$—	$(2)	$11
Unrealized gains (losses) on marketable securities	$$33	$(20)	$(321)
Capitalized building shells and related capitalized interest	$(632)	$(19,564)	$(20,828)
Lease financing liability	$—	$19,406	$19,406
The accompanying notes are an integral part of these unaudited financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
     Genitope Corporation is a development stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy (“MyVax”), is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell malignant non-Hodgkin’s lymphoma (“NHL”), and we recently initiated a Phase 2 clinical trial in chronic lymphocytic leukemia (“CLL”). We were incorporated in the State of Delaware on August 15, 1996 and have incurred significant losses since our inception.
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
Liquidity
     To date, we have not generated any revenues and we have financed our operations and internal growth through private placements of common and preferred stock and public offerings of common stock, including our most recent public offering in February 2006, our line-of-credit facilities, and interest income earned from our cash and cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2006, we had an accumulated deficit of $167.9 million and cash, cash equivalents and marketable securities of $100.9 million, including $25.6 million, that is restricted as to its use.
     In October 2005, the SEC declared effective a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we completed an underwritten public offering under this shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $58.4 million.
     We cannot predict when we may begin to realize product revenue. We do not expect to learn the final results of our pivotal Phase 3 clinical trial of MyVax prior to November 2007. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaborations or licensing arrangements or other arrangements, as well as through interest income earned on cash and marketable securities balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or to grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would limit our business activities.
Stock-based Compensation
     During the first quarter of fiscal 2006, we adopted the provisions of, and began to account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures.
     We have adopted various stock plans that provide for the grant of stock option awards to employees, non-employee directors and consultants. We also have an employee stock purchase plan (the “ESPP”), which enables employees to purchase the Company’s common stock. Equity-based compensation expense recognized under SFAS 123R in the unaudited condensed statements of operations for the three months ended June 30, 2006, related to stock option and ESPP awards were $1.1 million and $0.1 million, respectively. Equity-based compensation expense recognized under SFAS 123R in the unaudited condensed statements of operations for the six months ended June 30, 2006 related to stock option and ESPP awards were $2.5 million and $0.2 million, respectively.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Recognized stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Recognized stock-based compensation expense also includes compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. In our pro forma information required to be disclosed under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
     See Note 5 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.
Comprehensive Loss
     Other comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity that are excluded from net loss. Our other comprehensive gain (loss) consists of change in unrealized gain (loss) on restricted and unrestricted investments, which was not significant for the three months or six months ended June 30, 2006 and June 30, 2005.
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
     A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net loss attributable to common stockholders	$(11,810)	$(7,532)	$(22,672)	$(14,528)

Denominator:
Weighted average common shares outstanding	35,875	28,237	34,181	28,215
Less: Weighted average unvested common shares subject to repurchase	(2)	(9)	(3)	(13)

Denominator for basic and diluted calculations	35,873	28,228	34,178	28,202

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.27)	$(0.66)	$(0.52)

     The following outstanding stock options, shares issuable under our ESPP, warrants and common stock subject to repurchase were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect (in thousands):

	As of June 30,
	2006	2005
Shares issuable upon exercise of stock options	3,659	2,801
Shares issuable upon exercise of warrants	267	267
Shares issuable related to ESPP	26	9
Common stock subject to repurchase	2	7

	3,954	3,084

NOTE 3. RESTRICTED CASH AND MARKETABLE SECURITIES

     As more fully discussed in Note 6, we have two outstanding letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters. At June 30, 2006, these letters of credit were collateralized by $24.6 million of cash, cash equivalents and marketable securities held in one of our investment accounts. As we proceed with the build-out and the payment of the construction costs, these collateralized assets will decrease in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral against two other letters of credit related to the lease of our new facilities. Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” in the accompanying balance sheet.
     As of June 30, 2006 and December 31, 2005, all of our marketable securities (restricted and unrestricted) were considered to be available-for-sale, as we may not hold them until maturity. The following is a summary of our available-for-sale marketable securities, restricted and unrestricted, as of June 30, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	54,073	11	(120)	53,964
U.S. government and agency securities	32,516	—	(179)	32,337

Total available-for-sale marketable securities	$87,589	11	(299)	87,301

     The following table summarizes the maturities of our investments at June 30, 2006:

	Amortized
	Cost	Fair Value
Less than one year	$35,759	$35,580
Due in 1-5 years	40,488	40,457
Due in 5-10 years	3,636	3,619
Due after 10 years	7,706	7,645

	$87,589	$87,301

     The following is a summary of our available-for-sale marketable securities, restricted and unrestricted, as of December 31, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	36,299	7	(91)	36,215
U.S. government and agency securities	43,411	—	(237)	43,174

Total available-for-sale marketable securities	$80,710	$7	$(328)	$80,389

     Realized gains and losses from the sales of marketable securities for the quarters ended June 30, 2006 and June 30, 2005 were not significant.
NOTE 4. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Construction-in-progress related	$131	$1,843
Accrued compensation and benefits	2,215	1,543
Professional fees	54	250
Clinical trials	425	178
Other	493	314

	$3,318	$4,128

NOTE 5. STOCK-BASED COMPENSATION
Stock Option Plans
     At June 30, 2006, we had three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 2003 Equity Incentive Plan (the “Incentive Plan”) and the 2003 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).
     Stock options granted under the 1996 Plan may be either incentive stock options or non statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than 100%, and non-statutory options may be granted to employees, directors, or consultants with exercise prices of no less than 85%, of the fair value of the common stock on the date of grant. If, at the time we grant a stock option, the optionee owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of our capital stock, the option price must be at least 110% of the fair value and may not be exercisable more than five years after the date of grant. Stock options granted under the 1996 Plan may include a provision whereby the holder may elect, at any time while an employee, director, or consultant, to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by us at the option exercise price. Options may be granted with vesting terms as determined by the Board of Directors, which for initial grants is generally four years, with 25% vesting upon the first anniversary of the grant date, and the balance vesting ratably each month over a 36-month period. For subsequent grants, options typically vest monthly over four years. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.
     The Incentive Plan provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, phantom stock and other forms of equity compensation that may be granted to employees, including officers, non-employee directors and consultants. Non-statutory options may be granted with exercise prices of no less than 85% of the fair market value of the common stock, which is determined by reference to the closing sales price as quoted on the Nasdaq Global Market on the last trading day prior to the date of grant. If, at the time we grant an option, the optionee owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of our capital stock, the option price must be at least 110% of the fair market value and may not be exercisable more than five years after the date of grant. Options may be granted with vesting terms as determined by the Board of Directors, which for initial grants is generally four years, with 25% vesting upon the first anniversary of the grant date, and the balance vesting ratably each month over a 36-month period. For subsequent grants, options typically vest monthly over four years. Except as noted above, options expire no more than 10 years after the date of grant, or earlier if employment is terminated.
     The Directors’ Plan provides for the automatic grant to our non-employee directors of nonstatutory stock options to purchase shares of common stock. Upon the completion of our initial public offering, each non-employee director was automatically granted an initial option to purchase 25,000 shares of common stock. Any new non-employee director thereafter will automatically be granted an initial option to purchase 25,000 shares of common stock upon being elected to the Board of Directors. Each non-employee director will automatically be granted annually an option to purchase an additional 10,000 shares of common stock on the day following our annual stockholders’ meeting. Each non-employee director who has been a director for less than 12 months will receive an annual grant that has been reduced pro rata for each quarter prior to the date of grant during which such person did not serve as a non-employee director. Stock options under the Directors’ Plan are granted at exercise prices equal to the fair market value of the common stock, which is the closing sales price as quoted on the Nasdaq Global Market on the last trading day prior to the date of grant. Initial grants and annual grants vest in 36 equal monthly installments over three years. No option granted under the Directors’ Plan may be exercised after the expiration of 10 years from the date it was granted.
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
Stock-based Compensation
     During the first quarter of fiscal 2006, we adopted the provisions of, and began to account for stock-based compensation in accordance with, SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures.
     Equity-based compensation expense recognized under SFAS 123R in the unaudited condensed statements of operations for the three months ended June 30, 2006 related to stock option and ESPP awards were $1.1 million and $0.1 million, respectively. Equity-based compensation expense recognized under SFAS 123R in the unaudited condensed statements of operations for the six months ended June 30, 2006 related to stock option and ESPP awards were $2.5 million and $0.2 million, respectively.
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
     We currently use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method for estimating the expected term pursuant to SEC Staff Accounting Bulletin No. 107 (“SAB 107”). On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option. We estimate the volatility of our common stock by using historical volatility, with an assessment of reasonableness through a review of the volatility of comparable companies. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues, with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
The determination of the fair value of each option and ESPP right has been estimated at the date of grant, assuming the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three		For the Six		For the Three		For the Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Weighted-average per share estimated fair value	$4.34	$7.68	$4.49	$8.15	$2.41	$4.40	$2.30	$4.12
Expected term in years	6.25	4.00	6.25	4.00	0.50	0.84	0.49	0.88
Volatility	53%	63%	53%	65%	53%	57%	58%	61%
Risk-free interest rates	5.07%	3.85%	4.98%	3.79%	5.01%	2.70%	4.53%	1.99%
     Total stock-based compensation detailed by classification recognized in our condensed statements of operations related to the adoption of SFAS 123R for the three months and six months ended June 30, 2006 is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30	June 30
	2006	2006
Statement of Operations Classification
Research and development	$507	$1,042
Sales and marketing	70	148
General and administration	655	1,522

Total	$1,232	$2,712

     Total stock-based compensation recognized in our condensed statements of operations related to the adoption of SFAS 123R for the three months and six months ended June 30, 2006 is as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30	June 30
	2006	2006
Increase in operating expenses due to adoption of SFAS 123	$1,232	$2,712
Increase in loss from operations due to adoption of SFAS 123R	1,232	2,712
Increase in net loss attributable to common stockholders due to adoption of SFAS 123R	$1,232	$2,712

Increase in basic and diluted net loss per share attributable to common stockholders	$0.03	$0.08
There was no impact on taxes and no impact on cash flow from the adoption of SFAS 123R in the three months and six months ended June 30, 2006.
Periods prior to the adoption of SFAS 123R
     Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of APB 25 and complied with the disclosure provisions of SFAS123, as amended by SFAS No. 148, “ Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB 25, deferred stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of our common stock and the exercise price of stock option grants to employees. Stock based compensation expense was recognized under APB 25 for options granted prior to the closing of our IPO, based upon the intrinsic value.
     On January 1, 2006, we adopted SFAS 123R using the modified-prospective method, except for options granted prior to our IPO, for which the fair value was determined using the minimum value method. Estimated compensation for non-vested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures (excluding pre-IPO options). Recognized stock-based compensation expense for the three months and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R (excluding pre-IPO options).
     The modified prospective transition method of SFAS 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123R regarding net loss and net loss per share as if we had accounted for our stock options under the fair value method of SFAS 123R. If compensation expense had been determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123, our pro forma net loss and pro forma net loss per common share under SFAS 123 for the three months and six months ended June 30, 2005 would have been as shown in the following table. For the purpose of this pro forma disclosure, the estimated value of the stock awards is recognized on an accelerated basis over the vesting periods of the awards (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss attributable to common stockholders, as reported	$(7,532)	$(14,528)

Deduct: Employee total stock-based compensation determined under fair value method	(1,959)	(3,531)

Adjusted net loss attributable to common stockholders	$(9,491)	$(18,059)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.27)	$(0.52)

Adjusted	$(0.34)	$(0.64)

     Pro forma disclosures for the three months and six months ended June 30, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123R’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three months and six months ended June 30, 2005 have been adjusted to exclude the effect of the options granted prior to our IPO in October 2003, as those options were valued for pro forma disclosure purposes using a minimum value method. The weighted-average fair values of stock options granted during the six months ended June 30, 2005 was $8.15 per stock option. For the six months ended June 30, 2005, the total intrinsic value of options exercised during the period was $0.3 million, and the total fair value of shares vested during the period was $3.5 million. The intrinsic value as of June 30, 2005 is calculated as the difference between the market value as of June 30, 2005 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option. The market value of a share of Company’s common stock as of June 30, 2005 was $12.84 per share as reported by the Nasdaq Global Market.
General Stock Option Information—
     The following table sets forth the summary of option activity for the six months ended June 30, 2006:

	Options	Number of	Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price
	(In thousands)
Beginning of period	**4,226	2,684	$10.24
Granted	(1,159)	1,159	7.86
Exercised	—	(38)	2.44
Canceled	131	(131)	11.46
Expired	14	(14)	10.22

End of period	3,213	3,659	$9.52

**Includes 1.473 million shares of common stock automatically added to the plan reserves on January 1, 2006 in accordance with the provisions of the plan.
     The weighted average per share fair value of options granted during the six months ended June 30, 2006 was $7.86. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $0.1 million. The intrinsic value as of June 30, 2006 is calculated as the difference between the market value as of June 30, 2006 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option. The market value of a share of the Company’s common stock as of June 30, 2006 was $6.32 as reported by the Nasdaq Global Market. The total fair value of shares vested during the six months ended June 30, 2006 was $2.5 million.

     The following table sets forth the summary of our unvested shares under our stock option plans for the six months ended June 30, 2006:

	Number of	Weighted
	Nonvested	Average
	Shares	Grant-Date
	(In thousands)	Fair Value
Unvested at December 31, 2005	1,878	$11.04
Granted	1,159	7.86
Vested	(397)	10.88
Forfeited	(132)	11.46

Unvested at June 30, 2006	2,508	9.60

     As of June 30, 2006, there was approximately $6.5 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 3.1 years. No amounts related to stock-based compensation expense have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as we currently provide a full valuation allowance for all of our deferred tax assets.
     Information regarding stock option awards outstanding at June 30, 2006 is summarized below:

		Weighted		Aggregate
		Average	Weighted	Intrinsic
	Number	Remaining	Average	Value
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	(in thousands)
$0.45 – 6.60	376,022	6.87 years	$2.54	$1,428
$6.61 – 7.88	384,600	9.76 years	7.06	—
$7.89 – 7.97	92,600	9.20 years	7.93	—
$8.00 – 8.00	460,000	9.82 years	8.00	—
$8.06 – 9.00	396,227	9.36 years	8.60	—
$9.01 – 9.75	378,700	8.14 years	9.68	—
$9.77 – 12.10	521,808	8.40 years	11.25	—
$12.25 – 12.33	85,000	8.40 years	12.30	—
$12.50- 12.50	598,800	8.75 years	12.50	—
$12.60 – 15.87	365,000	8.20 years	14.48	—

	3,658,757	8.70 years	9.52	1,428

     The aggregate intrinsic value of options outstanding as of June 30, 2006 was approximately $1.4 million.
     Information regarding stock option awards exercisable at June 30, 2006 is summarized below:

			Aggregate
	Number	Weighted	Intrinsic
	Vested and	Average	Value
Range of Exercise Prices	Exercisable	Exercise Price	(in thousands)
$0.45 – 6.60	266,823	$1.99	$1,155
$6.61 – 7.88	599	6.77	—
$7.89 – 7.97	5,992	7.92	—
$8.00 – 8.00	19,159	8.00	—
$8.06 – 9.00	63,038	8.91	—
$9.01 – 9.75	172,780	9.70	—
$9.77 – 12.10	211,859	11.05	—
$12.25 – 12.33	37,081	12.29	—
$12.50- 12.50	174,706	12.50	—
$12.60 – 15.87	198,920	14.10	—

	1,150,957	9.35	1,155

     The aggregate intrinsic value of options exercisable as of June 30, 2006 was approximately $1.2 million.
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
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord has provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference is estimated to be up to approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of June 30, 2006, the aggregate amount of the two Construction Letters of Credit has been decreased to $21.7 million (from $30.0 million as of March 31, 2006) to reflect the build out and payment of construction costs by the Company. The Construction Letters of Credit will expire on May 30, 2009. Pursuant to the terms of the Security Agreement, the Construction Letters of Credit are being collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account totaling approximately $24.6 million as of June 30, 2006 (reduced from $33.6 million as of March 31, 2006) (see Note 3). As we proceed with the build-out and the payment of the construction costs, the collateralized assets and restricted cash will continue to decrease in proportion to the payments made.
     The Lease Agreements provide for rent holidays for the first five and one-half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term.
     We are responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” we are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which has been recorded as construction-in-progress. The related liability has been recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. As a result of our being considered the owner for accounting purposes, build-out costs reimbursed by the landlord will increase the lease financing liability. Build-out costs paid by us will be capitalized consistent with our standard policy.
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
     The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and, as of June 30, 2006, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account (see Note 3).
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
NOTE 7. SHELF REGISTRATION STATEMENT ON FORM S-3
     In October 2005, the SEC declared effective, a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we completed an underwritten public offering under this shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $58.5 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward -looking statements include, but are not limited to, statements about:

•	the progress of our research, development and clinical programs, the timing of the completion of our pivotal Phase 3 clinical trial, the timing of submission of a Biologics License Application, or BLA, for MyVax to the Food and Drug Administration and the timing of commercialization of MyVax, or any other immunotherapies we may develop;

•	our ability to develop, market, commercialize and achieve market acceptance for MyVax, or any other immunotherapies we may develop;

•	the timing of completion of, and expenses associated with, the build-out, equipping and qualification of our new manufacturing facility and corporate headquarters;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance and growth of the company;

•	the breadth of applications of our immunotherapies, and potential benefits of our monoclonal antibody panel the timing of filing of a related investigational new drug, or IND, application; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements, sufficiency of our capital resources and our needs for additional financing.
     These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “schedule,” “might,” “future,” “may,” “should,” “could,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results expressed or implied in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Risk Factors” under Part II, Item 1A below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.
Overview
     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma, or B-cell NHL. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% to 90% of diagnosed cases of lymphoma. In the United States, approximately 55,000 patients are newly diagnosed with NHL each year, and there are over 300,000 patients currently diagnosed with NHL. NHL is clinically classified as either slow-growing, referred to as indolent, or fast-growing, referred to as aggressive. There are approximately 25,000 patients diagnosed with indolent B-cell NHL in the United States each year. Our pivotal Phase 3 clinical trial is designed for the treatment of follicular B-cell NHL, which represents approximately half of the cases of indolent B-cell NHL. Results from our completed Phase 2 clinical trials and interim results from our ongoing Phase 3 clinical trial of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we recently initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL.
     In November 2000, based on positive interim Phase 2 clinical trial results from one of our earlier Phase 2 clinical trials (9901), we initiated a pivotal, double-blind, placebo-controlled Phase 3 clinical trial to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL. We have completed the treatment Phase for all 287 patients in this trial. On July 25, 2005, our independent Data Safety Monitoring Board, or DSMB, met and reviewed the first planned interim analysis of blinded data for safety and efficacy in our pivotal Phase 3 clinical trial and recommended the trial continue as planned. During the week of July 24, 2006, our DSMB reviewed the second planned interim analysis of blinded data for safety and efficacy in our pivotal Phase 3 clinical trial and recommended that the trial continue as planned. The clinical trial is expected to be completed by November 2007. We believe that, if successful, the results of our Phase 3 clinical trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL.
     The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $25.9 million, $22.6 million and $19.7 million for the years ended December 31, 2005, 2004 and 2003, respectively and were approximately $18.8 million and $12.3 million for the six months ended June 30, 2006 and 2005, respectively. From inception through June 30, 2006, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $119.7 million.
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
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development-stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2006, we had an accumulated deficit of $167.9 million and cash, cash equivalents and marketable securities of $100.9 million, including $25.6 million that is restricted as to its use.
     In October 2005, the SEC declared effective, a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we completed an underwritten public offering under this shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $58.5 million.
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
     We cannot predict when we may begin to realize product revenue, if at all. We do not expect to learn the final results of our pivotal Phase 3 clinical trial of MyVax prior to November 2007. Until we are able to generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, our business would be materially impaired. See “—Liquidity and Capital Resources” and Part II, Item 1A “Risk Factors — We currently have no source of revenue and may never become profitable” and “—We will need significant additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.”
     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing or cost of the efforts necessary to complete the development of MyVax nor can we predict with precision when these development efforts will be completed. We cannot reasonably predict when we may have material net cash inflows from sales of MyVax, if ever. These uncertainties result from the numerous risks associated with developing MyVax, including:
•	the possibility of delays in the collection of clinical trial data for our pivotal Phase 3 clinical trial;

•	the uncertainty of results of our ongoing pivotal Phase 3 clinical trial for MyVax;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the uncertainty related to completion of the build-out, equipping and qualification of our new manufacturing facility;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.
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
Recent Accounting Pronouncements
     During the second quarter of fiscal 2006, there were no relevant new accounting pronouncements relevant to us requiring any discussion or disclosure by us.

Results of Operations
Research and development expenses

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
in thousands (except percentages)	2006	2005	Change	2006	2005	Change
Staffing related	$4,841	$3,158	53%	$9,139	6,264	46%
Clinical trial and manufacturing material costs	2,269	1,767	28%	3,861	3,381	14%

Deferred stock-based compensation	497	(16)	—%	1,047	74	—%
Facilities and other costs	2,495	1,546	61%	4,741	2,619	81%

Total research and development expenses	$10,102	$6,455	56%	$18,788	$12,338	52%

     Research and development expenses represented approximately 78% of our total operating expenses for each of the three months ended June 30, 2006 and 2005 and approximately 76% and 78% for the six months ended June 30, 2006, and 2005, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs related to the development of our manufacturing process.
     Research and development expenses increased in the three months ended June 30, 2006, as compared to the same period in 2005, due primarily to higher staffing levels, much of which was related to the hiring of process sciences, research and manufacturing executives during 2006, and the impact of our adoption of SFAS 123R related to recording stock option expense. In addition, we recognized higher rent expense (allocated by expected usage) of approximately $0.5 million associated with the Lease Agreements for the new manufacturing facility and corporate headquarters, as well as an increase of approximately $0.2 million related to information technology costs, and an increase in other costs of approximately $0.3 million consisting of depreciation expense, travel and other facility costs related to our other facilities located in Redwood City and Foster City, California.
     The increase in research and development expenses for the six months ended June 30, 2006, as compared to the same period in 2005, was primarily a result of higher staffing levels, much of which was related to the hiring of process sciences, research and manufacturing executives and other related personnel during 2006, and the impact of our adoption of SFAS 123R related to recording stock option expense. In addition, we recognized higher rent expense of approximately $1.0 million related to rent associated with the Lease Agreements for the new manufacturing facility and corporate headquarters as well as an increase in other costs of approximately $0.6 million consisting of depreciation expense and travel and other facility costs related to our other facilities located in Redwood City and Foster City, California.
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
Sales and marketing expenses

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
in thousands (except percentages)	2006	2005	Change	2006	2005	Change
Staffing related	$327	$251	30%	$645	$509	27%
Product advocacy costs	23	204	(89)%	353	319	(11%)
Deferred stock-based compensation	40	—	—%	125	—	—%

Facilities and other costs	218	99	120%	319	201	59%

Total sales and marketing expenses	$608	$554	10%	$1,442	$1,029	40%

     Sales and marketing expenses consist primarily of personnel costs and costs associated with outside marketing activities related to product support and awareness.

     Sales and marketing expenses for the three months ended June 30, 2006 increased, as compared to the same period in 2005, primarily due to increased staffing costs related to the hiring of additional staff, higher allocated facilities’ costs and increased market research costs, and the impact of our adoption of SFAS 123R related to recording stock option expense. These increases were partially offset by decreased product advocacy costs for clinical trial support and awareness.
     Sales and marketing expenses for the six months ended June 30, 2006 increased, as compared to the same period in 2005, primarily due to increased staffing costs related to the hiring of additional staff, higher allocated facilities’ costs, and the impact of SFAS 123R related to recording stock option expense.
     We expect sales and marketing spending to increase during the remainder of 2006 and subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL.
     General and administrative expenses

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
in thousands (except percentages)	2006	2005	Change	2006	2005	Change
Staffing related	$848	$589	44%	$1,613	$1,392	16%
Legal, professional fees and insurance	499	401	24%	1,061	697	52%
Deferred stock-based compensation	652	40	—%	1,523	88	—%
Facilities and other costs	243	218	11%	412	345	19%

Total general and administrative expenses	$2,242	$1,248	80%	$4,609	$2,522	83%

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.
     General and administrative expenses increased in the three months ended June 30, 2006 as compared to the same period in 2005, due primarily to the impact of our adoption of SFAS 123R related to recording stock option expense, and additional administrative expenses of approximately $0.4 million related to higher payroll-related costs, legal and professional fees and corporate insurance costs required to support the organizational growth of the company.
     General and administrative expenses increased in the six months ended June 30, 2006 as compared to the same period in 2005, due primarily to the impact of our adoption of SFAS 123R related to recording stock option expense, and additional administrative expenses of approximately $0.6 million related to higher payroll-related costs, legal and professional fees and corporate insurance costs required to support the organizational growth of the company.
     We expect our general and administrative expenses to increase during the remainder of 2006 as a result of additional administrative and infrastructure costs associated with our organizational growth, including costs associated with ongoing compliance with the requirements of the Sarbanes-Oxley Act of 2002 and potential implementation of new finance and accounting systems.
Interest expense
     Interest expense for each of the six months ended June 30, 2006 and June 30, 2005 was $1,000 and was related to expense incurred for our capital lease obligations. Interest expense associated with our building shell lease financing liability under EITF 97-10 is being capitalized as part of the related construction costs.
Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
in thousands (except percentages)	2006	2005	Change	2006	2005	Change
Interest and other income, net	$1,142	$725	58%	$2,168	$1,362	59%
     Interest and other income, net, increased in the three months and six months ended June 30, 2006 as compared to the same periods in 2005 due to interest received related to higher average cash balances as a result of proceeds received from our February 2006 common stock offering, as well as higher interest rates during the first two quarters of 2006.

Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
(in thousands)	2006	2005
Cash, cash equivalents and marketable securities (including $25.6 million and $38.8 million that is restricted as to its use as of June 30, 2006 and Dec. 31, 2005, respectively)	$100,911	$81,120

	Six Months Ended
	June 30,
	2006	2005
Cash flows:
Net cash used in operating activities	$(22,010)	$(14,443)

Net cash used in investing activities	$(36,119)	$(37,139)

Net cash provided by financing activities	$67,848	$238

     As of June 30, 2006, we had cash, cash equivalents and marketable securities of $100.9 million, including $25.6 million that is restricted as to its use, compared to $81.1 million, including $38.8 million classified as restricted, as of December 31, 2005. We have two outstanding letters of credit related to the construction of our new manufacturing facility and corporate headquarters (described below as “Construction Letters of Credit”) that, as of June 30, 2006, were collateralized by $24.6 million of cash, cash equivalents and marketable securities held in one of our investment accounts and classified as a restricted, non-current asset on our balance sheet. As we proceed with the build-out and the payment of the construction costs, these collateralized assets will decrease in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral for two other letters of credit related to the lease of our new facilities (described below as “Rent Letters of Credit”). Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” on our unaudited condensed balance sheet.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of public stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and, as of June 30, 2006, we had an accumulated deficit of approximately $167.9 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Our accumulated deficit also includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through June 30, 2006, we had amortized and expensed non-cash stock-based compensation of approximately $7.7 million.
     Net cash used in operating activities was $22.0 million and $14.4 million for the three and six months ended June 30, 2006 and June 30, 2005, respectively. The increased use of cash in operations for 2006 compared to 2005 was primarily due to our continued research and development activities associated with MyVax for the treatment of B-cell NHL and higher cash usage reflecting lower accounts payable and a decrease in accrued liabilities, both of which were due to the timing of payments made to our vendors.
     Net cash used in investing activities was $36.1 million and $37.1 million for the six months ended June 30, 2006 and June 30, 2005, respectively. During the six months ended June 30, 2006 we had maturities and sales of marketable securities of $89.2 million, which were more than offset by purchases of $112.4 million of marketable securities. For the six months ended June 30, 2006, as a result of payments we made for facility construction costs, there also was a decrease of $13.2 million in marketable securities being classified as restricted. During the six months ended June 30, 2005, we had maturities and sales of marketable securities of $206.0 million, which were more than offset by purchases of $242.2 million of marketable securities. Payments for capital expenditures, consisting of purchases of office and laboratory equipment and leasehold improvements to our facilities, were $26.1 million and $0.9 million, for the six months ended June 30, 2006 and 2005, respectively. We expect our capital expenditures to increase for the remainder of 2006 to support our development and commercialization efforts and the build-out of our new commercial facility. We estimate that the total cost of the facility, before giving effect to the $26.3 million tenant improvement allowance, including related manufacturing and laboratory equipment, could exceed $70.0 million, excluding the non-cash impact of EITF 97-10. In the future, net cash used by investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of marketable securities.
     Net cash provided by financing activities was approximately $67.8 million and $0.2 million for the six months ended June 30, 2006 and June 30, 2005, respectively. In February 2006, we completed an underwritten public offering in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $58.5 million. In addition, during the six months ended June 30, 2006, we received approximately $0.5 million related to proceeds from the issuance of common stock under our stock option and employee stock purchase plans.
     As of June 30, 2006, we had contractual obligations related to operating and capital leases as follows (in thousands):

	Payments Due by Period
		Less than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years (1)	Years (2)	5 Years
Contractual obligations:
Non-cancelable operating lease obligations related to new building lease agreements	$111,551	$6,300	$20,058	$14,395	$70,798
Non-cancelable operating lease obligations related to other facilities	369	369	—	—	—
Capital lease obligations	36	24	12	—	—

Total contractual obligations	$111,956	$6,693	$20,070	$14,395	$70,798

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
     In December 2005, we entered into a Letter of Credit and Reimbursement Agreement (the “Reimbursement Agreement”) and related Security Agreement (“Security Agreement”) with a commercial bank that provides for the issuance of four letters of credit, described below as the “Rent Letters of Credit” and the “Construction Letters of Credit.” These Letters of Credit were provided to secure certain rental and construction obligations in connection with our new manufacturing facility and corporate headquarters.
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord will provide us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be up to approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of June 30, 2006, the aggregate amount of the two Construction Letters of Credit has been decreased to $21.7 million (from $30.0 million as of March 31, 2006) to reflect the build out and payment of construction costs by the Company. The Construction Letters of Credit will expire on May 30, 2009. Pursuant to the terms of the Security Agreement, the Construction Letters of Credit are being collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account totaling approximately $24.6 million as of June 30, 2006 (reduced from $33.6 million as of March 31, 2006). As we proceed with the build-out and the payment of the construction costs, the collateralized assets and restricted cash will continue to decrease in proportion to the payments made.
     The Lease Agreements provide for rent holidays for the first five and one-half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term.
     We are responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the leases in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which has been recorded as construction-in-progress. The related liability has been recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the leases related to ground rent will be treated as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord will increase the lease financing liability. Build-out costs paid by us will be capitalized consistent with our standard policy.
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
     Our long-term commitments under operating leases related to our other facilities consist of payments relating to five real estate leases and subleases covering 71,268 square feet, located in Redwood City and Foster City, California. These leases and subleases expire between July 2006 and February 2007. On March 27, 2006, we entered into a sublease with Argonaut Technologies, Inc. to lease, for approximately 12 months, an additional 24,244 square feet of laboratory and office space adjacent to our current corporate headquarters in Redwood City, California. The aggregate lease payments amount to approximately $288,000. On May 22, 2006, we entered into a fourth amendment to the Sublease with Regen Biologics, Inc. for the sublease of approximately 7,655 square feet of area, which is currently part of our leased manufacturing and office space located at our corporate headquarters in Redwood City, California. The amendment will extend the sublease from June 1, 2006 through December 31, 2006 and provide us with the right to extend the sublease for three one-month extensions thereafter. The aggregate lease payments for the seven additional months amount to approximately $0.1 million. The extension of this sublease and the execution of the Argonaut sublease are intended to assist us in meeting our short-term facility requirements until the completion of our new manufacturing and corporate headquarter facility in Fremont, California.
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
     We believe that our current cash resources, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan through at least the end of 2007, which includes the completion of our Phase 3 clinical trial in November 2007. However, we have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect that our cash consumption will increase in 2006 as we anticipate an increase in operating expenses related to the growth of the company, as well as the build-out of our manufacturing facility and corporate headquarters and the purchase of related manufacturing and laboratory equipment. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. Our manufacturing facility and corporate headquarters must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. During the second quarter of 2005, we began incurring costs for our new manufacturing facility and corporate headquarters and have incurred an approximate total of $38.2 million through June 30, 2006 related to design and construction activities, excluding the non-cash impact of EITF 97-10. We estimate that the total cost of the new manufacturing and corporate headquarters facility, before giving effect to the $26.3 million tenant improvement allowance, including related manufacturing and laboratory equipment, could exceed $70.0 million, excluding the non-cash impact of EITF 97-10.
     We cannot predict when we may begin to realize product revenue, if at all. We do not expect to learn the final results of our Phase 3 clinical trial of MyVax prior to November 2007. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would limit our business activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to interest rate risk primarily through our short-term investments. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. As of June 30, 2006, cash, cash equivalents and marketable securities were approximately $100.9 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2006, the decline in fair value of our portfolio would be immaterial.
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
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
*If clinical trials of MyVax, or any other immunotherapies that we may develop, do not produce successful clinical trial results, we will be unable to commercialize these products.
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
     Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, positive time-to-disease progression results in small scale Phase 2 clinical trials are not necessarily indicative of the time-to-disease progression results in larger Phase 3 clinical trials. Moreover, preliminary clinical data reported from time to time prior to the release of final results of a trial regarding time-to-disease progression are not fully audited and have been taken from databases that have not been fully reconciled against medical records kept at the clinical sites or that may not include the most current information on patient disease progressions. During the week of July 24, 2006, our DSMB reviewed the second planned interim analysis of blinded data for safety and efficacy in our pivotal Phase 3 clinical trial and recommended that the trial continue as planned. We do not expect to learn the final results of our pivotal Phase 3 trial of MyVax prior to November 2007. The DSMB’s recommendation that we continue our ongoing pivotal Phase 3 clinical trial for MyVax may not be indicative of the eventual outcome of the Phase 3 clinical trial. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. The data collected from our clinical trials may not be sufficient to support regulatory approval of MyVax, or any other immunotherapies that we may develop. We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Our failure to adequately demonstrate the safety and efficacy of MyVax, or any other immunotherapies that we may develop, will prevent receipt of regulatory approval and, ultimately, commercialization of MyVax, or any other immunotherapies that we may develop. Furthermore, because we have devoted most of our resources to the development of MyVax, our lead product candidate, we are dependent on its success.
*We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses for the foreseeable future.
     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. Net losses were approximately $22.7 million for the six months ended June 30, 2006, approximately $30.4 million in 2005, and approximately $27.0 million in 2004. As of June 30, 2006, we had an accumulated deficit of approximately $167.9 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the build-out, equipping and qualification of a manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will achieve or sustain product revenues or become profitable, if ever.
We currently have no source of revenue and may never become profitable.
     Our ability to become profitable depends upon our ability to generate revenue. To date, MyVax has not generated any revenue, and we do not know when or if MyVax will generate revenue. Our ability to generate revenue depends on a number of factors, including:
•	the possibility of delays in the collection of clinical trial data from our Phase 3 clinical trial;

•	the uncertainty of results of our ongoing pivotal Phase 3 clinical trial for MyVax;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the uncertainty related to completion of build-out, equipping and qualification of our new manufacturing facility;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.
     We cannot predict when we may begin to realize product revenue, if at all. We do not anticipate that we will achieve profitability, if at all, for at least the few years after we begin generating revenues. If we are unable to generate sufficient revenue, we will not become profitable, and we may be unable to continue our operations.
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
     We believe that our current cash resources, including the net proceeds from our public offering in February 2006, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan through at least the end of 2007, which includes the completion of our Phase 3 clinical trial in November 2007. However, actual results could vary significantly as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect our cash consumption will continue to increase in 2006, as we anticipate an increase in our expenses related to the build-out and equipping of our manufacturing facility and corporate headquarters and the qualification of our manufacturing facility, growth of the company and research and development of our monoclonal antibody product candidates, as well as the continued development of MyVax. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. A manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.
     Our future funding requirements will depend on many factors, including, but not limited to:
•	the cost and timing of completing the build-out, equipping and qualification of our manufacturing facility(s) and corporate headquarters;

•	the rate of progress and magnitude and cost of our product development efforts and other research and development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the success, if any, of the commercialization of MyVax, if regulatory approval is obtained;

•	the pace of expansion of administrative and other infrastructure expenses required to support the growth of the organization;

•	the effect of competing technological and market developments; and

•	our ability to establish collaborative, licensing or other arrangements for the development, sale, marketing or distribution of our product candidates and the terms of those arrangements.
     Future capital requirements will also depend upon the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.
     We cannot predict when we may begin to realize product revenue, if at all. We do not expect to learn the final results of our pivotal Phase 3 trial of MyVax prior to November 2007. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would restrict our business activities.
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
     Manufacturing MyVax is a complex multi-step process that requires us to expend significant time, money and effort on production, recordkeeping and quality control systems to assure that MyVax will meet product specifications and other regulatory requirements. In addition, manufacturing MyVax requires coordination internally among our employees as well as externally with physicians, hospitals and third-party suppliers and carriers. This process involves a number of risks that may lead to failures or delays in manufacturing MyVax, including:
•	failure to obtain a sufficient supply of key raw materials of suitable quality;

•	difficulties in manufacturing MyVax for multiple patients simultaneously;

•	difficulties in obtaining adequate tumor samples from physicians;

•	difficulties in the timely shipping of tumor samples to us or in the shipping of MyVax to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;

•	difficulties in completing the development and validation of the specialized assays required to ensure the consistency of MyVax;

•	failure to ensure adequate quality control and assurances in the manufacturing process as we increase the production quantities of MyVax;

•	destruction of, or damage to, tumor samples or MyVax during the shipping process due to improper handling by third-party carriers, hospitals, physicians or us;

•	destruction of, or damage to, tumor samples or MyVax during storage at our facilities;

•	destruction of, or damage to, tumor samples or MyVax stored at clinical and/or future commercial sites due to improper handling or holding by clinicians, hospitals or physicians;

•	difficulties in building-out, equipping, qualifying and effectively operating a commercial-scale manufacturing facility;

•	failure to comply with, or significant changes in, regulatory requirements, such as FDA regulations and environmental laws;

•	damage to or destruction of our manufacturing facilities or equipment;

•	shortages of qualified personnel; and

•	difficulties in ensuring the quality and consistency of materials and services provided by our suppliers.
     If we experience any difficulties in manufacturing MyVax, or any other immunotherapies that we may develop, our ongoing clinical trials may be delayed and commercialization of MyVax, or any other immunotherapies that we may develop, may be delayed.
*We currently depend on single source suppliers for critical raw materials for manufacturing, as well as other components required for the administration of MyVax. The loss of any of these suppliers could delay our clinical trials or prevent or delay commercialization of MyVax.
     We currently depend on single source suppliers for critical raw materials used in MyVax and other components used in the manufacturing process and required for the administration of MyVax. In particular, manufacturing of MyVax requires keyhole limpet hemocyanin or KLH, a foreign carrier protein which is derived from a giant sea snail. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, a single source supplier. In December 1998, we entered into a supply agreement with biosyn, pursuant to which biosyn agreed to supply us with KLH. The supply agreement expired on December 9, 2005, and a new agreement has not yet been entered into with biosyn. We remain in discussions with biosyn regarding a new supply agreement, but we may not be able to reach an agreement with biosyn on terms that are acceptable to us, or at all. There may be no other supplier of KLH of suitable quality for our purposes, and there are significant risks associated with our ability to produce KLH of suitable quality ourselves. Even if we identify another supplier of KLH, or produce KLH ourselves, we will not be able to use the alternative source of KLH for the commercial manufacture of MyVax unless the KLH is found to be comparable to the existing KLH. In addition, even if MyVax is approved for commercial sale by the FDA, the FDA requires that, before we can begin to commercially manufacture MyVax, we must ensure that any supplier of KLH be compliant with cGMP. Any inability to obtain a sufficient supply of KLH of suitable quality from biosyn or an alternate supplier, or produce such KLH ourselves, could delay or prevent completion of our clinical trials and commercialization of MyVax.
     In addition, we currently purchase specialized cell culture containers and cell culture media, which are critical components of our manufacturing process, from Medtronic, Inc. and Hyclone Laboratories, each a single source supplier. We do not have a long-term contract with Medtronic or Hyclone and rely on purchase orders to obtain the necessary cell culture containers and cell culture media. Although to date, Medtronic and Hyclone have met our requirements for our clinical trials, there are no direct alternative sources of supply for the cell culture containers or cell culture media.
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
     In the event we receive regulatory approval for MyVax, we would need to significantly increase the volume of our purchases of these materials, and we cannot be certain that large volumes will be available from our current suppliers. Establishing additional or replacement suppliers for these materials or components may take a substantial amount of time. In addition, we may have difficulty obtaining similar materials from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of MyVax, or any other immunotherapies that we may develop, could be interrupted for an extended period of time, which may delay or prevent completion of our clinical trials or commercialization of MyVax, or any other immunotherapies that we may develop. If we are unable to obtain adequate amounts of these materials, any of our prospective or ongoing clinical trials will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different materials that may not be as safe or as effective. As a result, regulatory approval of MyVax may not be received at all.
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
*We rely on the availability and condition of our sole manufacturing facility in Redwood City, California. If we are not able to renew the subleases or if the facility is damaged or destroyed and our new manufacturing facility has not yet been completed, then our ability to manufacture products will be significantly affected and we will be delayed or prevented from completing our clinical trials and commercializing MyVax, or any other immunotherapies that we may develop.
     We currently rely on the availability and condition of our sole manufacturing facility, located in Redwood City, California, to manufacture MyVax. We have entered into two leases and construction agreements related to the build-out of a new manufacturing facility and corporate headquarters in Fremont, California, and we have commenced the build-out of our new site. Both our current facility, as well as our planned new facility, are located in a seismic zone, and there is the possibility of an earthquake which, depending on its magnitude, could be disruptive to our operations. Our subleases for our existing manufacturing facility expire in November and December 2006. We have an option to extend the sublease expiring on December 31, 2006 for three additional one-month extensions; however, we currently do not have an option to extend the sublease expiring in November 2006. We do not anticipate that the build-out, equipping, qualification and validation of our new manufacturing facility will be completed by the time the sublease expires in November 2006. Although we are seeking to obtain extensions of the subleases for our current facility, we have no rights to extend the terms and we may not be able to negotiate new subleases or extensions for this facility. In addition, if our existing manufacturing facility or the equipment in the facility is significantly damaged or destroyed for any reason, we may have to wait until our new manufacturing facility is completed before we can resume clinical production. The inability to renew the subleases or the damage or destruction of the facility could affect our ability to manufacture MyVax and delay us from completing or initiating our clinical trials.
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
     As of June 30, 2006, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.
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
     There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their technology, we could face a number of issues, including:
•	infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business;

•	substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a third party’s patent;

•	a judicial prohibition against our selling or licensing our product unless the patent holder licenses the patent to us, which it is not required to do;

•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross-licenses to our patents; and

•	redesigning our process so it does not infringe which may not be possible or could require substantial funds and time.
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
     In order to commercialize MyVax, or any other immunotherapies that we may develop, we will need to complete the build-out of, and equip and qualify our new manufacturing facility. Preparing a facility for commercial manufacturing may involve unanticipated delays and the costs of complying with FDA regulations may be higher than we anticipated. In addition, any material changes we make to the manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business.
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
     If MyVax, or any other immunotherapies that we may develop, are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate product revenue and we may not become profitable.
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
*If our competitors are better able to develop and market products that are more effective than MyVax, or any other immunotherapies that we may develop, our commercial opportunity will be reduced or eliminated.
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
     We expect that our ability to compete effectively will depend upon our ability to:
•	successfully and rapidly complete clinical trials and obtain all requisite regulatory approvals in a cost-effective manner;

•	maintain a proprietary position for our manufacturing process and other technology;

•	attract and retain key personnel; and

•	build an adequate sales and marketing infrastructure for the commercialization of MyVax.
     Several companies, such as GlaxoSmithKline Plc, Biogen Idec Inc. and Immunomedics, Inc., are involved in the development of passive immunotherapies for the treatment of NHL. Various products are currently marketed for treatment of NHL. Rituxan, a passive immunotherapy co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the treatment of relapsed or refractory, low grade or follicular, B-cell NHL. Rituxan is also now indicated for the first-line treatment of diffuse large B-cell, CD20+, NHL in combination with CHOP or other anthracycline-based chemotherapy regimens. Furthermore, Genentech and Biogen Idec submitted a Supplemental Biologics License Application for first-line use of Rituxan in low-grade or follicular CD20+ B-cell NHL. In addition, Biogen Idec Inc. markets its passive radioimmunotherapy product, Zevalin, and GlaxoSmithKline Plc markets its version of passive radioimmunotherapy product, Bexxar, for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL. For more information, please refer to the section entitled “Business — MyVax Personalized Immunotherapy” in our 2005 Annual Report on Form 10-K filed with the SEC.
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
     We face an inherent risk of product liability exposure related to the testing of MyVax, or any other immunotherapies that we may develop, in human clinical trials and will face an even greater risk if we sell MyVax, or any other immunotherapies that we may develop, commercially. Currently, we are not aware of any historical or anticipated product liability claims. In the future, individuals may bring liability claims against us if MyVax, or any other immunotherapies that we may develop, causes, or merely appears to have caused injuries. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
     Our success depends upon our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., Ph.D., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax or adversely affect our other development efforts. Currently, we do not have employment agreements with any members of senior management. As of June 30, 2006, Dr. Denney owned 1,226,933 shares of our common stock that were not subject to any vesting and options to purchase 779,167 shares of our common stock, of which approximately 179,165 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.
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
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements is expected to continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to comply with these reporting requirements. While we were able to complete a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ended December 31, 2004, we were not able to do so for the fiscal year ended December 31, 2005, and there is no assurance that we will be able to complete future favorable assessments as to the adequacy of our internal control over financial reporting. In March 2006, it was determined that our previously issued financial statements for the second and third quarters of 2005 should be restated because we did not apply the correct accounting treatment with respect to our leases for our new manufacturing facility and corporate headquarters. As a result, our management concluded that we had a material weakness in our internal control over financial reporting, which is described further in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. Although this material weakness was remediated in the first quarter of 2006, we may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse affect on our stock price and our ability to raise additional funds.
*The adoption of Statement of Financial Accounting Standard No. 123R and changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and adversely affect our reported results of operations.
     During the first quarter of fiscal 2006, we adopted the provisions of, and began to account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The effective date of this new standard under these new rules for our financial statements was January 1, 2006. Adoption of this statement has had a significant impact on our financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. The impact of SFAS 123R on our financial statements and related disclosures is, and is expected to continue to be, material to our results of operations. Our actual stock-based compensation expense in 2006 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant, as well as any changes in variables or underlying assumptions used to determine fair value under our pricing model. In addition, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
•	announcements of technological innovations or new products by us or our competitors;

•	the success of our research efforts and clinical trials;

•	announcement of FDA approval or non-approval of MyVax, or any other immunotherapies that we may develop, or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to MyVax, or any other immunotherapies that we may develop, clinical trials, manufacturing process or sales and marketing activities;

•	regulatory developments in the United States and foreign countries;

•	any intellectual property infringement lawsuit involving us;

•	announcements concerning our competitors, or the biotechnology or biopharmaceutical industries in general;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
     As of June 30, 2006, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 32.9% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
*Future sales of our common stock could lower the market price of our common stock.
     Sales of substantial amounts of shares in the public market could harm the market price of our common stock. As of June 30, 2006, 35,919,307 shares of our common stock were outstanding. All of these shares are freely tradable under federal and state securities laws. Of the 3,658,757 shares issuable upon exercise of options to purchase our common stock outstanding as of June 30, 2006, approximately 1,150,957 shares were vested and eligible for sale. In addition, if we propose to register any of our securities under the Securities Act of 1933, as amended, either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock. In addition, holders of registration rights may require us on not more than two occasions at any time to file a registration statement under the Securities Act with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3. These rights will terminate altogether three years after the effective date of our initial public offering, and, with respect to each holder of such rights, on the date when such holder holds less than 1% of our outstanding shares of common stock and is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any 90-day period. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          We held our annual meeting of stockholders on June 9, 2006 at our corporate headquarters in Redwood City, California.
          At the 2006 annual meeting of stockholders, the stockholders took the following action:
The following individuals were elected to the Board of Directors to hold office until the 2009 annual meeting of stockholders or until their successors are duly qualified and elected:

	For	Withheld
Dan W. Denney, Jr.	31,629,357	699,559
Stanford C. Finney	31,770,075	558,841
     Gregory Ennis and Ronald L. Goode, Ph.D. are continuing in office as directors until the 2007 annual meeting of stockholders.
     Gordon D. Denney and William A. Hasler are continuing in office as directors until the 2008 annual meeting of stockholders
ITEM 6. EXHIBITS
Exhibits
The exhibit list on the accompanying index to exhibits is incorporated by reference into this Item 6 this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENITOPE CORPORATION

Date: August 7, 2006	/s/ Dan W. Denney Jr.
Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2006	/s/ John M. Vuko
John M. Vuko
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2**	Amended and Restated Bylaws of Genitope Corporation

10.1***	Compensation Information for Named Executive Officers

10.2***	Summary of 2006 Management Incentive Compensation Plan

10.3****	Fourth Amendment to Sublease between Regen Biologics, Inc. and Genitope Corporation

10.4*****	Amendment No. 1, dated June 27, 2006, to the Standard Form of Agreement (AIA Document A121) between
Genitope Corporation and XL Construction Corporation, dated December 19, 2005, for the building located at
6900 Dumbarton Circle, Fremont, CA.

10.5*****	Amendment No. 1, dated June 27, 2006, to the Standard Form of Agreement (AIA Document A121) between
Genitope Corporation and XL Construction Corporation, dated December 19, 2005, for the building located at
6800 Dumbarton Circle, Fremont, CA.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1******	Certification of the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-3 (File No. 333-128357), as filed with the SEC on September 16, 2005, and incorporated herein by reference.

**	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the SEC on August 6, 2003, as amended, and incorporated herein by reference.

***	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K (File No. 000-50425), as filed with the SEC on May 3, 2006, and incorporated herein by reference.

****	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K (File No. 000-50425), as filed with the SEC on May 31, 2006, and incorporated herein by reference.

*****	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K (File No. 000-50425), as filed with the SEC on July 3, 2006, and incorporated herein by reference.

******	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.