Form 10-Q
period 2006-09-30
GENITOPE CORP
filed 2006-11-09
CIK 1028358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50425
Genitope Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0436313
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
6900 Dumbarton Circle
Fremont, CA 94555
(Address of principal executive offices, including zip code)
(510) 284-3000
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
As of October 27, 2006, 35,926,736 shares of common stock of Genitope Corporation were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share and share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,546	$731
Marketable securities	56,979	41,627
Prepaid expenses and other current assets	1,342	2,210

Total current assets	61,867	44,568
Restricted cash and marketable securities	14,776	38,762
Property and equipment, net	85,334	31,065
Other assets	1,000	1,000

Total assets	$162,977	$115,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,184	$4,084
Accrued and other current liabilities	3,517	4,128
Lease financing liability — current	4,539	4,400
Current lease obligations	24	24

Total current liabilities	17,264	12,636
Lease financing liability	28,573	14,997
Accrued interest —	1,633	790
Noncurrent lease obligations	6	24

Total liabilities	47,476	28,447

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; issued and outstanding: 35,926,736 shares at September 30, 2006 and 28,454,385 shares at December 31, 2005	36	28
Additional paid-in capital	295,394	232,620
Deferred stock compensation	(38)	(166)
Accumulated other comprehensive loss	(66)	(321)
Deficit accumulated during the development stage	(179,825)	(145,213)

Total stockholders’ equity	115,501	86,948

Total liabilities and stockholders’ equity	$162,977	$115,395

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

					Cumulative
					Deficit during
					the Development
					Stage Period
					August 15, 1996
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,		September 30,		to September 30,
	2006	2005	2006	2005	2006
Operating expenses:
Research and development	$10,076	$6,157	$28,864	$18,495	$129,797
Sales and marketing	711	559	2,153	1,588	9,580
General and administrative	2,047	1,207	6,656	3,729	24,178

Total operating expenses	12,834	7,923	37,673	23,812	163,555

Loss from operations	(12,834)	(7,923)	(37,673)	(23,812)	(163,555)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	—	(3509)
Interest expense	—	(1)	(1)	(2)	(3008)
Interest and other income	894	791	3,062	2,153	8,655

Net loss	(11,940)	(7,133)	(34,612)	(21,661)	(161,417)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	—	(18,407)

Net loss attributable to common stockholders	$(11,940)	$(7,133)	$(34,612)	$(21,661)	$(179,824)

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.25)	$(1.00)	$(0.77)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	35,922	28,250	34,767	28,223

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
			(date of
	Nine Months Ended		inception)
	September 30,		to September 30,
	2006	2005 (as Restated)	2006 (as Restated)
Cash flows from operating activities:
Net loss	$(34,612)	$(21,661)	$(161,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,486	806	7,042
Loss on disposal of assets	—	—	29
Stock-based compensation expense	3,957	215	8,945
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities:
Prepaids and other assets	868	(1,084)	(1,168)
Accounts payable	(2,307)	(861)	(456)
Accrued and other current liabilities	(822)	523	1271
Deferred rent	(2)	679	—

Net cash used in operating activities	(31,432)	(21,383)	(139,375)

Cash flows from investing activities:
Purchase of property and equipment	(47,292)	(1,941)	(59,350)
Purchase of marketable securities	(161,563)	(135,425)	(436,328)
Sale of marketable securities	38,601	38,086	132,135
Maturities of marketable securities	107,866	62,976	247,148
Net sales (purchases) of restricted cash and marketable securities	23,986	—	(14,776)
Long term cash deposits	—	—	(1,167)

Net cash used in investing activities	(38,402)	(36,304)	(132,338)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	—	33,735
Net proceeds from issuance of common stock related to follow-on public offering	58,450	—	114,168
Net proceeds from issuance of common stock related to private placement	—	(163)	57,257
Borrowings under lines of credit	—	—	8,786
Repayment of borrowings under lines of credit	—	—	(8,786)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	502	413	2,886
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	—	(2)	(87)
Proceeds from note receivable from stockholder	—	—	102
Principal payments on capital lease obligations	(18)	(38)	(104)
Repayment on lease financing liability	(3,288)	—	(3,288)
Proceeds from lease financing liability	17,003	—	17,003

Net cash provided by financing activities	72,649	210	275,259

Net increase (decrease) in cash and cash equivalents	2,815	(57,477)	3,546
Cash and cash equivalents, beginning of period	731	60,087	—

Cash and cash equivalents, end of period	$3,546	$2,610	$3,546

Supplemental disclosure:
Cash paid for interest	$—	$1	$150
Supplemental schedule of noncash investing and financing activities:

			Cumulative
			Period from
			August 15, 1996
			(date of
	Nine Months Ended		inception)
	September 30,		to September 30,
	2006 (as Restated)	2005 (as Restated)	2006 (as Restated)
Conversion of preferred stock to common stock	$—	$—	$53,750
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Conversion of notes payable to preferred stock	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to private placement	$—	$—	$150
Acquisition of property and equipment under capital leases	$—	$—	$134
Accrued cost for acquisition of property and equipment	$7,620	$2,836	$11,882
Receivable from issuance of common stock under stock plan	$(17)	$(22)	$(6)
Unrealized gains (losses) on marketable securities	$255	$(202)	$(66)
Capitalized building shells and related capitalized interest	$(843)	$(19,880)	$(21,039)
Lease financing liability	$—	$19,406	$19,406
The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
     Genitope Corporation (“Genitope,” “We” or“the Company”) is a development stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy (“MyVax”), is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell malignant non-Hodgkin’s lymphoma (“NHL”), and we recently initiated a Phase 2 clinical trial in chronic lymphocytic leukemia (“CLL”). We were incorporated in the State of Delaware on August 15, 1996, have incurred significant losses since our inception, and may continue to do such.
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
Liquidity
     To date, we have not generated any revenues, and we have financed our operations and internal growth through private placements of common and preferred stock and public offerings of common stock, including our most recent public offering in February 2006, our line-of-credit facilities, and interest income earned from our cash and cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2006, we had an accumulated deficit of $179.8 million and cash, cash equivalents and marketable securities of $75.3 million, including $14.8 million that is restricted as to its use.
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
     We cannot predict when we may begin to realize product revenue, if at all. We do not expect to learn the final results of our pivotal Phase 3 clinical trial of MyVax for the treatment of B-cell NHL prior to November 2007. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaborations or licensing arrangements or other arrangements, as well as through interest income earned on cash and marketable securities balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds through collaboration, licensing or other arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or to grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that could limit our business activities.
Stock-based Compensation
     During the first quarter of fiscal 2006, we adopted the provisions of, and began to account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures.
     We have adopted various stock plans that provide for the grant of stock option awards to employees, non-employee directors and consultants. We also have an employee stock purchase plan (the “ESPP”) which enables employees to purchase our common stock. Equity-based compensation expense recognized under SFAS 123R in the unaudited condensed statements of operations for the three months ended September 30, 2006, related to stock option and ESPP awards were $1.2 million and $0.1 million, respectively. Equity-based compensation expense recognized under SFAS 123R in the unaudited condensed statements of operations for the nine months ended September 30, 2006 related to stock option and ESPP awards were $3.7 million and $0.3 million, respectively.
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
Comprehensive Loss
     Other comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity that are excluded from net loss. Our other comprehensive gain (loss) consists of change in unrealized gain (loss) on restricted and unrestricted investments, which included a gain of $222,000 for the three months ended September 30, 2006 and a gain of $255,000 for the nine months ended September 30, 2006. The unrealized gain or loss was not significant for the three months or nine months ended September 30, 2005.
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
     A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net loss attributable to common stockholders	$(11,940)	$(7,133)	$(34,612)	$(21,661)

Denominator:
Weighted average common shares outstanding	35,924	28,256	34,769	28,232
Less: Weighted average unvested common shares subject to repurchase	(2)	(6)	(2)	(9)

Denominator for basic and diluted calculations	35,922	28,250	34,767	28,223

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.25)	$(1.00)	$(0.77)

     The following outstanding stock options, shares issuable under our ESPP, warrants and common stock subject to repurchase were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect (in thousands):

	As of September 30,
	2006	2005
Shares issuable upon exercise of stock options	3,703	2,789
Shares issuable upon exercise of warrants	267	267
Shares issuable related to ESPP	52	33
Common stock subject to repurchase	1	4

	4,023	3,093

NOTE 3. RESTRICTED CASH AND MARKETABLE SECURITIES
     As more fully discussed in Note 6, we have two outstanding letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters. At September 30, 2006, these letters of credit were collateralized by $13.8 million of cash, cash equivalents and marketable securities held in one of our investment accounts. As we proceed with the build-out and the payment of the construction costs, these collateralized assets will continue to decrease in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral against two other letters of credit related to the lease of our new facilities. Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” in the accompanying balance sheet.
     As of September 30, 2006 and December 31, 2005, all of our marketable securities (restricted and unrestricted) were considered to be available-for-sale, as we may not hold them until maturity. The following is a summary of our available-for-sale marketable securities, restricted and unrestricted, as of September 30, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	41,400	22	(45)	41,377
U.S. government and agency securities	29,088	9	(52)	29,045

Total available-for-sale marketable securities	$71,488	$31	$(97)	$71,422

     The following table summarizes the maturities of our investments at September 30, 2006:

	Amortized
	Cost	Fair Value
Less than one year	$26,484	$26,434
Due in 1-5 years	35,451	35,459
Due in 5-10 years	3,172	3,165
Due after 10 years	6,381	6,364

	$71,488	$71,422

     The following is a summary of our available-for-sale marketable securities, restricted and unrestricted, as of December 31, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	36,299	7	(91)	36,215
U.S. government and agency securities	43,411	—	(237)	43,174

Total available-for-sale marketable securities	$80,710	$7	$(328)	$80,389

     Realized gains and losses from the sales of marketable securities for the quarters ended September 30, 2006 and September 30, 2005 were not significant.
NOTE 4. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consisted of the following (in thousands):

	Sept. 30,	December 31,
	2006	2005
Construction-in-progress related	$213	$1,843
Accrued compensation and benefits	2,337	1,543
Professional fees	7	250
Clinical trials	412	178
Other	548	314

	$3,517	$4,128

NOTE 5. STOCK-BASED COMPENSATION
Stock Option Plans
     At September 30, 2006, we had three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 2003 Equity Incentive Plan (the “Incentive Plan”) and the 2003 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).
     Stock options granted under the 1996 Plan may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than 100%, and non-statutory options may be granted to employees, directors or consultants with exercise prices of no less than 85%, of the fair value of the common stock on the date of grant. If, at the time we grant a stock option, the optionee owns or is deemed to own stock possessing more than 10% of the total combined voting power of all classes of our capital stock, the option price must be at least 110% of the fair value and may not be exercisable more than five years after the date of grant. Stock options granted under the 1996 Plan may include a provision whereby the holder may elect, at any time while an employee, director, or consultant, to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by us at the option exercise price. Options may be granted with vesting terms as determined by the Board of Directors, which for initial grants is generally four years, with 25% vesting upon the first anniversary of the grant date, and the balance vesting ratably each month over a 36-month period. For subsequent grants, options typically vest monthly over four years. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.
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

     The Directors’ Plan provides for the automatic grant to our non-employee directors of non-statutory stock options to purchase shares of common stock. Upon the completion of our initial public offering, each non-employee director was automatically granted an initial option to purchase 25,000 shares of common stock. Any new non-employee director thereafter is automatically granted an initial option to purchase 25,000 shares of common stock upon being elected to the Board of Directors. Each non-employee director is automatically granted annually an option to purchase an additional 10,000 shares of common stock on the day following our annual stockholders’ meeting. Each non-employee director who has been a director for less than 12 months receives an annual grant that has been reduced pro rata for each quarter prior to the date of grant during which such person did not serve as a non-employee director. Stock options under the Directors’ Plan are granted at exercise prices equal to the fair market value of the common stock, which is the closing sales price as quoted on the Nasdaq Global Market on the last trading day prior to the date of grant. Initial grants and annual grants vest in 36 equal monthly installments over three years. No option granted under the Directors’ Plan may be exercised after the expiration of 10 years from the date it was granted.
Employee Stock Purchase Plan
     The ESPP permits employees to purchase our common stock through payroll deductions of up to 15% of the participant’s earnings, or through a single lump sum cash payment in the case of the first offering period, subject to a maximum annual contribution of $25,000. The first offering began on the effective date of our initial public offering and ended approximately 24 months later in October 2005 with purchases occurring every six months. Since the initial 24-month offering, the ESPP has continued with successive six-month offering periods. The price of common stock purchased under the ESPP is equal to the lower of 85% of the fair market value of a share of our common stock at the beginning of the offering period or at the end of the offering period.
Stock-based Compensation
     During the first quarter of fiscal 2006, we adopted the provisions of, and began to account for stock-based compensation in accordance with, SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated in our SFAS 123 pro forma disclosures.
     Equity-based compensation expense recognized under SFAS 123R in the unaudited condensed statements of operations for the three months ended September 30, 2006 related to stock option and ESPP awards were $1.2 million and $0.1 million, respectively. Equity-based compensation expense recognized under SFAS 123R in the unaudited condensed statements of operations for the nine months ended September 30, 2006 related to stock option and ESPP awards were $3.7 million and $0.3 million, respectively.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Recognized stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 for options granted after our initial public offering (“IPO”). Compensation expense for the share-based payment awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. In our pro forma information required to be disclosed under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
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
     Because there is insufficient historical information available to estimate the expected term of the stock-based awards, we adopted the simplified method for estimating the expected term pursuant to SEC Staff Accounting Bulletin No. 107 (“SAB 107”). On this basis, we estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option. We estimate the volatility of our common stock by using historical volatility, with an assessment of reasonableness through a review of the volatility of comparable companies. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues, with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
     The determination of the fair value of each option and ESPP right has been estimated at the date of grant, assuming the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three		For the Nine		For the Three		For the Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Weighted-average per share estimated fair value	$3.63	$5.10	$4.37	$7.86	$2.25	$3.23	$2.17	$3.61
Expected term in years	6.25	4.00	6.25	4.00	0.50	0.76	0.49	0.83
Volatility	67%	67%	55%	65%	53%	64%	57%	61%
Risk-free interest rates	4.67%	3.96%	4.94%	3.81%	5.01%	3.79%	4.64%	2.77%
     Total stock-based compensation (excluding the impact of pre-IPO options accounted for under APB 25) detailed by classification recognized in our condensed statements of operations related to the adoption of SFAS 123R for the three months and nine months ended September 30, 2006 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2006	2006
Statement of Operations Classification
Research and development	$535	$1,577
Sales and marketing	72	220
General and administration	657	2,179

Total	$1,264	$3,976

     Total stock-based compensation recognized in our condensed statements of operations related to the adoption of SFAS 123R for the three months and nine months ended September 30, 2006 is as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2006	2006
Increase in operating expenses due to adoption of SFAS 123R	$1,264	$3,976
Increase in loss from operations due to adoption of SFAS 123R	1,264	3,976
Increase in net loss attributable to common stockholders due to adoption of SFAS 123R	$1,264	$3,976

Increase in basic and diluted net loss per share attributable to common stockholders	$0.04	$0.11
There was no impact on taxes and no impact on cash flow from the adoption of SFAS 123R in the three months and nine months ended September 30, 2006.
Periods prior to the adoption of SFAS 123R
     Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with provisions of APB 25 and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, “ Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB 25, deferred stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of our common stock and the exercise price of stock option grants to employees. Stock-based compensation expense was recognized under APB 25 for options granted prior to the closing of our IPO, based upon the intrinsic value.

     On January 1, 2006, we adopted SFAS 123R using the modified-prospective method, except for options granted prior to our IPO, for which the fair value was determined using the minimum value method. Estimated compensation for non-vested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures (excluding pre-IPO options). Recognized stock-based compensation expense for the three months and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R (excluding pre-IPO options). The stock-based compensation expense for the pre-IPO options continues to be recognized under APB 25.
     The modified prospective transition method of SFAS 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123R regarding net loss and net loss per share as if we had accounted for our stock options under the fair value method of SFAS 123R. If compensation expense had been determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123, our pro forma net loss and pro forma net loss per common share under SFAS 123 for the three months and nine months ended September 30, 2005 would have been as shown in the following table. For the purpose of this pro forma disclosure, the estimated value of the stock awards is recognized on an accelerated basis over the vesting periods of the awards (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss attributable to common stockholders, as reported	$(7,133)	$(21,661)
Deduct: Employee total stock-based compensation determined under fair value method	(1,608)	(5,139)

Adjusted net loss attributable to common stockholders	$(8,741)	$(26,800)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.25)	$(0.77)

Adjusted	$(0.31)	$(0.95)

     Pro forma disclosures for the three months and nine months ended September 30, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123R’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three months and nine months ended September 30, 2005 have been adjusted to exclude the effect of the options granted prior to our IPO in October 2003, as those options were valued for pro forma disclosure purposes using a minimum value method. The weighted-average fair values of stock options granted during the nine months ended September 30, 2005 was $7.86 per stock option. For the nine months ended September 30, 2005, the total intrinsic value of options exercised during the period was $0.2 million, and the total fair value of shares vested during the period was $5.2 million. The intrinsic value as of September 30, 2005 is calculated as the difference between the market value as of September 30, 2005 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option. The market value of a share of Company’s common stock as of September 30, 2005 was $6.94 per share as reported by the Nasdaq Global Market.
General Stock Option Information—
     The following table sets forth the summary of option activity for the nine months ended September 30, 2006:

	Options	Number of	Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price
		(in thousands)
Beginning of period	**4,226	2,684	$10.24
Granted	(1,332)	1,332	7.56
Exercised	—	(46)	2.36
Canceled	218	(218)	10.25
Expired	49	(49)	12.86

End of period	3,161	3,703	$9.34

**	Includes 1.473 million shares of common stock automatically added to the Incentive Plan reserves on January 1, 2006 in accordance with the provisions of the Incentive Plan.

     The weighted average per share fair value of options granted during the nine months ended September 30, 2006 was $7.56. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was negligible. The intrinsic value as of September 30, 2006 is calculated as the difference between the market value as of September 30, 2006 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option. The market value of a share of our common stock as of September 29, 2006 was $2.92 as reported by the Nasdaq Global Market. The total fair value of shares vested during the nine months ended September 30, 2006 was $1.8 million.
     The following table sets forth the summary of our unvested shares under our stock option plans for the nine months ended September 30, 2006:

	Number of	Weighted
	Unvested	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Unvested at December 31, 2005	1,878	$11.04
Granted	1,332	7.56
Vested	(620)	10.69
Forfeited	(218)	10.25

Unvested at September 30, 2006	2,372	9.34

     As of September 30, 2006, there was approximately $5.8 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 2.9 years. No amounts related to stock-based compensation expense have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense were not recognized as we currently provide a full valuation allowance for all of our deferred tax assets.
     Information regarding stock option awards outstanding at September 30, 2006 is summarized below:

		Weighted		Aggregate
		Average	Weighted	Intrinsic
	Number	Remaining	Average	Value
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	(in thousands)
$0.45 – 2.87	309,931	6.40 years	$2.05	$270
$2.88 – 7.27	540,606	9.48 years	6.38	—
$7.53 – 7.97	125,425	8.99 years	7.90	—
$8.00 – 8.00	456,312	9.57 years	8.00	—
$8.06 – 9.00	376,205	9.09 years	8.61	—
$9.01 – 9.75	377,750	7.89 years	9.68	—
$9.77 – 12.10	493,112	8.13 years	11.23	—
$12.25 – 12.33	85,000	8.14 years	12.30	—
$12.50 – 12.50	598,800	8.50 years	12.50	—
$12.60 – 15.87	340,000	7.93 years	14.37	—

	3,703,141	8.50 years	9.34	$270

     The aggregate intrinsic value of options outstanding as of September 30, 2006 was approximately $0.3 million.
     Information regarding stock option awards exercisable at September 30, 2006 is summarized below:

			Aggregate
	Number	Weighted	Intrinsic
	Vested and	Average	Value
Range of Exercise Prices	Exercisable	Exercise Price	(in thousands)
$0.45 – 2.87	264,652	$1.97	$251
$2.88 – 7.27	23,172	5.33	—
$7.53 – 7.97	30,103	7.91	—
$8.00 – 8.00	47,805	8.00	—
$8.06 – 9.00	79,841	8.85	—
$9.01 – 9.75	195,192	9.70	—
$9.77 – 12.10	237,528	11.06	—
$12.25 – 12.33	43,434	12.29	—
$12.50 – 12.50	212,131	12.50	—
$12.60 – 15.87	197,256	13.89	—

	1,331,114	9.33	$251

     The aggregate intrinsic value of options exercisable as of September 30, 2006 was approximately $0.3 million.
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
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord has provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference is estimated to be up to approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of September 30, 2006, the aggregate amount of the two Construction Letters of Credit has been decreased to $12.2 million (from $21.7 million as of June 30, 2006) to reflect the build out and payment of construction costs by the Company. The Construction Letters of Credit will expire on May 30, 2009. Pursuant to the terms of the Security Agreement, the Construction Letters of Credit are being collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account totaling approximately $13.8 million as of September 30, 2006 (reduced from $24.6 million as of June 30, 2006) (see Note 3). As we proceed with the build-out and the payment of the construction costs, the collateralized assets and restricted cash will continue to decrease in proportion to the payments made.
     The Lease Agreements provide for rent holidays for the first five and one-half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term.
     We are responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”) we are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which has been recorded as construction-in-progress. The related liability has been recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. As a result of our being considered the owner for accounting purposes, build-out costs reimbursed by the landlord will increase the lease financing liability. Build-out costs paid by us will be capitalized consistent with our standard policy.
     Upon completion of construction, the leases, if restructured, could qualify for sale-leaseback treatment in accordance with SFAS 98, “Accounting for Leases.” If this treatment is available, the lease financing liability and associated construction-in-progress and capitalized building costs will be removed from our balance sheet and the difference reclassified as either prepaid or deferred rent to be amortized over the lease term as rent expense. If the leases do not qualify for sale-leaseback treatment in accordance with SFAS 98, the lease financing liability will be amortized over the lease term based upon the payments designated in the agreement, and the building and improvement assets will be depreciated on a straight-line basis over their useful lives.
     The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and, as of September 30, 2006, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account (see Note 3).
     The Reimbursement Agreement contains customary affirmative and negative covenants and other restrictions. In addition, the Reimbursement Agreement contains customary events of default, including the following: nonpayment of fees or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross default and cross acceleration; bankruptcy; material judgments; invalidity of security; and change in management; and events having a material adverse effect on our business, assets, liabilities or condition. If an event of default occurs and is continuing, the bank may cause all amounts outstanding under the Reimbursement Agreement at that time to become immediately due and payable. We are currently in compliance with all the material covenants and restrictions of the Reimbursement Agreement.
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
NOTE 8. RESTATEMENT OF STATEMENT OF CASH FLOWS
     Subsequent to the issuance of our financial statements for the quarter ended June 30, 2006, management identified errors relating to cash flows from investing activities in our statements of cash flows. As a result, line items in cash flows from investing activities in the accompanying condensed statement of cash flows for the nine months ended September 30, 2005 have been restated from amounts previously reported to reflect our correction of these errors.
     The errors relate to the classification of activity related to certain auction rate and floating rate securities, which were previously incorrectly classified as cash equivalents instead of marketable securities, and classification errors within individual line items for investing cash flow activity.
     During 2006, we identified errors where certain auction rate and floating rate securities since the period ended September 30, 2004 were not properly classified as marketable securities. We have performed a re-evaluation of all securities held since the period September 30, 2004 and have restated the cash flows from these securities from changes in cash and cash equivalents to cash flows from investing activities. Purchases, sales and maturities of marketable securities have been restated to reflect the purchase, sale and maturation of all securities requiring reclassification for the periods presented.
     In addition, the historical statements of cash flows contained classification errors from incorrectly reporting the purchases, sales and maturities of the short-term investments. These classification errors resulted in previously reported purchases of investments being overstated, with an equal and offsetting overstatement of sales/maturities, but had no impact to net cash flows from investing activities.
     The following tables provide a summary of the effects of the restatement to the accompanying condensed statement of cash flows for the nine months ended September 30, 2005, along with the effects to the statements of cash flows for the cumulative period from inception to December 31, 2005, the three months ended March 30, 2006 and the six months ended June 30, 2006.

Statement of Cash Flows (in thousands)
Nine Months Ended September 30, 2005

	As Originally Reported	As Adjusted	Effect of Change
Cash flows from investing activities:
Purchase of marketable securities	$(282,660)	$(135,425)	$147,235
Sales of marketable securities	78,832	38,086	(40,746)
Maturities of marketable securities	169,465	62,976	(106,489)

Net cash used in investing activities	$(34,363)	$(34,363)	$—
Statement of Cash Flows (in thousands)
Cumulative Period Ended December 31, 2005 Since Inception

	As Originally Reported	As Adjusted	Effect of Change
Cash flows from investing activities:
Purchase of marketable securities	$(416,016)	$(274,765)	$141,251
Sales of marketable securities	108,889	93,534	(15,355)
Maturities of marketable securities	265,178	139,282	(125,896)

Net cash used in investing activities	$(41,949)	$(41,949)	$—
Statement of Cash Flows (in thousands)
Three Months Ended March 31, 2006

	As Originally Reported	As Adjusted	Effect of Change
Cash flows from investing activities:
Purchase of marketable securities	$(119,672)	$(93,320)	$26,352
Sales of marketable securities	29,519	10,694	(18,825)
Maturities of marketable securities	69,795	55,957	(13,838)

Net cash used in investing activities	$(20,358)	$(26,669)	$(6,311)
Net increase in cash and cash equivalents	$22,347	$16,036	$(6,311)
Cash and cash equivalents, March 31, 2006	$23,078	$16,767	$(6,311)
Statement of Cash Flows (in thousands)
Six Months Ended June 30, 2006

	As Originally Reported	As Adjusted	Effect of Change
Cash flows from investing activities:
Purchase of marketable securities	$(112,371)	$(127,187)	$(14,816)
Sales of marketable securities	16,760	24,768	8,008
Maturities of marketable securities	72,421	79,229	6,808

Net cash used in investing activities	$(23,190)	$(23,190)	$—
NOTE 9. SUBSEQUENT OTHER INFORMATION
On October 31, 2006 , the Company entered into a loan and security agreement (the “Master Security Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to extend to us a line of credit for the purchase of laboratory and manufacturing equipment in an amount up to a maximum of $6.7 million. We have agreed to provide 25% of the funded loan amount as a cash security deposit. Approximately $3.9 million was borrowed against the line of credit on October 31, 2006 and the Company could use the remaining $2.8 million to finance the purchase of laboratory equipment for the build-out of our new manufacturing facility in Fremont, California. Borrowings under the line of credit can be made against qualified purchases of eligible equipment through December 31, 2006. These borrowings are to be secured by the equipment purchased and repaid over 36 months. The draws against the line of credit will be structured as promissory notes with the interest rate fixed at the time of each draw. The Promissory Note for the first borrowing is repayable over 36 months and bears a fixed interest rate of 10% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion gives effect to the restatement of certain line items in the statements of cash flows related to cash flows from investing activities as discussed in Note 8 to the unaudited, condensed financial statements. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward -looking statements include, but are not limited to, statements about:
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

     In November 2000, based on positive interim Phase 2 clinical trial results from one of our earlier Phase 2 clinical trials (9901), we initiated a pivotal, double-blind, placebo-controlled Phase 3 clinical trial to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL. We have completed the treatment phase for all 287 patients in this trial. During the week of July 24, 2006, our Data Safety Monitoring Board, or DSMB, reviewed the second planned interim analysis of blinded data for safety and efficacy in our pivotal Phase 3 clinical trial and recommended that the trial continue as planned. The clinical trial is expected to be completed by November 2007. We believe that, if successful, the results of our Phase 3 clinical trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL.
     The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $25.9 million, $22.6 million and $19.7 million for the years ended December 31, 2005, 2004 and 2003, respectively and were approximately $28.9 million and $18.5 million for the nine months ended September 30, 2006 and 2005, respectively. From inception through September 30, 2006, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $129.8 million.
     We are also developing a panel of monoclonal antibodies that we believe potentially represents an additional novel, personalized approach for treating NHL. We recently filed patent applications for the composition and therapeutic use of this panel. The monoclonal antibodies could eventually be used alone or in synergistic combination with MyVax and might reduce or eliminate the need for chemotherapy in the early treatment of NHL. Our goal is to complete in 2007 the preclinical studies necessary to support an IND application, which we anticipate filing to initiate clinical trials soon thereafter.
     As discussed in more detail under the caption “Liquidity and Capital Resources,” in May 2005, we entered into two agreements (the “Lease Agreements”) and two construction agreements to provide for the build-out of our new manufacturing facility and corporate headquarters located in Fremont, California. Construction began during the fourth quarter of 2005.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development-stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2006, we had an accumulated deficit of $179.8 million and cash, cash equivalents and marketable securities of $75.3 million, including $14.8 million that is restricted as to its use.
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
Recent Accounting Pronouncements
     During the third quarter of fiscal 2006, there were no relevant new accounting pronouncements relevant to us requiring any discussion or disclosure by us.
Results of Operations
Research and development expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2006	2005	Change	2006	2005	Change
in thousands (except percentages)
Staffing related	$4,636	$3,074	51%	$13,775	9,338	48%
Clinical trial and manufacturing material costs	1,925	1,317	46%	5,786	4,327	34%
Stock-based compensation	516	(29)	1879%	1,563	45	3373%
Facilities and other costs	2,999	1,795	67%	7,740	4,785	62%

Total research and development expenses	$10,076	$6,157	64%	$28,864	$18,495	56%

     Research and development expenses represented approximately 78% of our total operating expenses for each of the three months ended September 30, 2006 and 2005 and approximately 77% and 78% for the nine months ended September 30, 2006, and 2005, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs related to the development of our manufacturing process.

     Research and development expenses increased in the three months ended September 30, 2006, as compared to the same period in 2005, due primarily to higher staffing levels, much of which was related to the hiring of process sciences, research and manufacturing personnel during 2006, and the impact of our adoption of SFAS 123R related to recording stock option expense. In addition, we recognized higher rent expense (allocated by expected usage) of approximately $0.3 million associated with the Lease Agreements for the new manufacturing facility and corporate headquarters, as well as an increase of approximately $0.2 million related to information technology costs, and an increase in other costs of approximately $0.4 million consisting of depreciation expense, and other facility costs related to our facilities located in Redwood City, Fremont and Foster City, California.
     The increase in research and development expenses for the nine months ended September 30, 2006, as compared to the same period in 2005, was primarily a result of higher staffing levels, much of which was related to the hiring of process sciences, research and manufacturing personnel and other related personnel during 2006, and the impact of our adoption of SFAS 123R related to recording stock option expense. In addition, we recognized higher rent expense of approximately $1.2 million related to rent associated with the Lease Agreements for the new manufacturing facility and corporate headquarters as well as an increase of approximately $0.4 million related to information technology costs, and an increase in other costs of approximately $0.6 million consisting of depreciation expense and other facility costs related to our facilities located in Redwood City, Fremont and Foster City, California.
     We expect to devote substantial resources to research and development in future periods as we continue our development of MyVax and expect our research and development expenditures to increase during subsequent years. Many factors can affect the cost and timing of our clinical trials, including inconclusive trial results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our clinical trials. In addition, the development of our products will be subject to extensive governmental regulation. These and other factors make it difficult for us to accurately predict the timing and costs of further development and approval of our products.
Sales and marketing expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2006	2005	Change	2006	2005	Change
in thousands (except percentages)
Staffing related	$329	$302	9%	$974	$810	20%
Product advocacy costs	97	123	(21)%	450	442	2%
Stock-based compensation	76	—	—%	201	—	—%
Facilities and other costs	209	134	56%	528	336	57%

Total sales and marketing expenses	$711	$559	27%	$2,153	$1,588	36%

     Sales and marketing expenses consist primarily of personnel costs and costs associated with outside marketing activities related to product support and awareness.
     Sales and marketing expenses for the three months ended September 30, 2006 increased, as compared to the same period in 2005, primarily due to higher allocated facilities’ costs and increased market research costs, and the impact of our adoption of SFAS 123R related to recording stock option expense.
     Sales and marketing expenses for the nine months ended September 30, 2006 increased, as compared to the same period in 2005, primarily due to increased staffing costs related to the hiring of additional staff, higher allocated facilities’ costs, and the impact of SFAS 123R related to recording stock option expense.
     We expect sales and marketing spending to remain about the same during the remainder of 2006 and 2007, but then to increase in subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL.
     General and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2006	2005	Change	2006	2005	Change
in thousands (except percentages)
Staffing related	$609	$456	34%	$2,222	$1,849	20%
Legal, professional fees and insurance	385	546	(29)%	1,446	1,337	8%
Stock-based compensation	670	35	1814%	2,193	123	1682%
Facilities and other costs	383	170	125%	795	420	89%

Total general and administrative expenses	$2,047	$1,207	70%	$6,656	$3,729	78%

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.
     General and administrative expenses increased in the three months ended September 30, 2006 as compared to the same period in 2005, due primarily to the impact of our adoption of SFAS 123R related to recording stock option expense, and additional administrative expenses of approximately $0.2 million related to higher payroll-related costs, and higher allocated facilities’ costs required to support the organizational growth of the company.
     General and administrative expenses increased in the nine months ended September 30, 2006 as compared to the same period in 2005, due primarily to the impact of our adoption of SFAS 123R related to recording stock option expense, and additional administrative expenses of approximately $0.4 million related to higher payroll-related costs, and higher allocated facilities’ costs required to support the organizational growth of the company.
     We expect our general and administrative expenses to remain approximately the same during the remainder of 2006.
Interest expense
     Interest expense for each of the nine months ended September 30, 2006 and September 30, 2005 was immaterial. Interest expense associated with our building shell lease financing liability under EITF 97-10 of approximately $843,000 is being capitalized as part of the related construction costs.
Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2006	2005	Change	2006	2005	Change
Interest and other income, net	$894	$791	13%	$3,062	$2,153	42%
     Interest and other income, net, increased in the three months and nine months ended September 30, 2006 as compared to the same periods in 2005 due to interest received related to higher average cash balances as a result of proceeds received from our February 2006 common stock offering, as well as higher interest rates during the first three quarters of 2006.
Liquidity and Capital Resources

	As of	As of
	September 30,	December 31,
(in thousands)	2006	2005
Cash, cash equivalents and marketable securities (including $14.8 million and $38.8 million that is restricted as to its use as of September 30, 2006 and December 31, 2005, respectively)	$75,301	$81,120

	Nine Months Ended
	September 30,
	2006	2005
Cash flows:
Net cash used in operating activities	$(31,432)	$(21,383)

Net cash used in investing activities	$(38,402)	$(36,304)

Net cash provided by financing activities	$72,649	$210

     As of September 30, 2006, we had cash, cash equivalents and marketable securities of $75.3 million, including $14.8 million that is restricted as to its use, compared to $81.1 million, including $38.8 million classified as restricted, as of December 31, 2005. We have two outstanding letters of credit related to the construction of our new manufacturing facility and corporate headquarters (described below as “Construction Letters of Credit”) that, as of September 30, 2006, were collateralized by $13.8 million of cash, cash equivalents and marketable securities held in one of our investment accounts and classified as a restricted, non-current asset on our balance sheet. As we proceed with the build-out and the payment of the construction costs, these collateralized assets will continue to decrease in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral for two other letters of credit related to the lease of our new facilities (described below as “Rent Letters of Credit”). Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” on our unaudited condensed balance sheet.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of public stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and, as of September 30, 2006, we had an accumulated deficit of approximately $179.8 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Our accumulated deficit also includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through September 30, 2006, we had amortized and expensed non-cash stock-based compensation of approximately $8.9 million.
     Net cash used in operating activities was $31.4 million and $21.4 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increased use of cash in operations for 2006 compared to 2005 was primarily due to our continued research and development activities associated with MyVax for the treatment of B-cell NHL and higher cash usage reflecting lower accounts payable and a decrease in accrued liabilities, both of which were due to the timing of payments made to our vendors.
     Net cash used in investing activities was $38.4 million and $36.3 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. During the nine months ended September 30, 2006, we had maturities and sales of marketable securities of $146.5 million, which were more than offset by purchases of $161.6 million of marketable securities. For the nine months ended September 30, 2006, as a result of payments we made for facility construction costs, there also was a decrease of $24.0 million in marketable securities being classified as restricted. During the nine months ended September 30, 2005, we had maturities and sales of marketable securities of $101.1 million, which were more than offset by purchases of $135.4 million of marketable securities. Payments for capital expenditures, consisting of purchases of office and laboratory equipment and leasehold improvements to our facilities, were $47.3 million and $1.9 million, for the nine months ended September 30, 2006 and 2005, respectively. We expect our capital expenditures to remain high for the remainder of 2006 as we complete our build-out of the new commercial facility. In the future, net cash used by investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of marketable securities.
     Net cash provided by financing activities was approximately $72.6 million and $0.2 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. In February 2006, we completed an underwritten public offering in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $58.5 million. The cash received from the landlord for tenant improvements under EITF 97-10 amounted to $17.0 million, offset partially by payments of $3.3 million, representing the rent payments to the landlord in excess of the ground rent expensed under EITF 97-10. In addition, during the nine months ended September 30, 2006, we received approximately $0.5 million related to proceeds from the issuance of common stock under our stock option and employee stock purchase plans.
     As of September 30, 2006, we had contractual obligations related to operating and capital leases as follows (in thousands):

	Payments Due by Period
		Less than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years (1)	Years (2)	5 Years
Contractual obligations:
Non-cancelable operating lease obligations related to new building lease agreements	$110,003	$6,347	$20,205	$14,501	$68,950
Non-cancelable operating lease obligations related to other facilities	188	188	—	—	—
Capital lease obligations	30	24	6	—	—

Total contractual obligations	$110,221	$6,559	$20,211	$14,501	$68,950

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
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord will provide us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be up to approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of September 30, 2006, the aggregate amount of the two Construction Letters of Credit has been decreased to $12.2 million (from $21.7 million as of June 30, 2006) to reflect the build out and payment of construction costs by the Company. The Construction Letters of Credit will expire on May 30, 2009. Pursuant to the terms of the Security Agreement, the Construction Letters of Credit are being collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account totaling approximately $13.8 million as of September 30, 2006 (reduced from $24.6 million as of June 30, 2006). As we proceed with the build-out and the payment of the construction costs, the collateralized assets and restricted cash will continue to decrease in proportion to the payments made.
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
     Upon completion of construction, the leases could qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases.” If this treatment is available, the lease financing liability and associated construction-in-progress and capitalized building costs will be removed from our balance sheet and the difference reclassified as either prepaid or deferred rent to be amortized over the lease term as rent expense. If the leases do not qualify for sale-leaseback treatment in accordance with SFAS No. 98, the lease financing liability will be amortized over the lease term based upon the payments designated in the agreement, and the building and improvement assets will be depreciated on a straight-line basis over their useful lives.
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
     Our commitments under operating leases related to our other facilities consist of payments relating to three real estate leases and subleases covering 37,914 square feet, located in Redwood City, California. These leases and subleases expire between December 2006 and February 2007.
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
     We believe that our current cash, cash equivalents and marketable securities, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan through at least the end of 2007, which includes the expected completion of our Phase 3 clinical trial in November 2007. However, we have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect that our cash consumption will be higher in 2006 than the corresponding periods in 2005, as we anticipate an increase in operating expenses related to the growth of the company, as well as the build-out of our manufacturing facility and corporate headquarters and the purchase of related manufacturing and laboratory equipment. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. Our manufacturing facility and corporate headquarters must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. During the second quarter of 2005, we began incurring costs for our new manufacturing facility and corporate headquarters and have incurred an approximate total of $59.0 million through September 30, 2006 related to design and construction activities, excluding the non-cash impact of EITF 97-10. We estimate that the total cost of the new manufacturing and corporate headquarters facility, before giving effect to the $26.3 million tenant improvement allowance, including related manufacturing and laboratory equipment, could exceed $70.0 million, excluding the non-cash impact of EITF 97-10.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to interest rate risk primarily through our short-term investments. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. As of September 30, 2006, cash, cash equivalents and marketable securities were approximately $75.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2006, the decline in fair value of our portfolio would be immaterial.
     In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

     As discussed in note 8 to the unaudited, condensed financial statements, management identified errors in the statement of cash flows relating to cash flow from investing activities starting with the period ended September 30, 2004. Management has evaluated the impact of these errors and the impact of the change in internal controls to prevent such errors in the future. Management has determined that these errors do not have a material impact on the financial statements and that the changes made in internal control procedures to prevent such errors in the future have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
     Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy, a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. We have incurred losses in each year since our inception in 1996. Net losses were approximately $34.6 million for the nine months ended September 30, 2006, approximately $30.4 million in 2005, and approximately $27.0 million in 2004. As of September 30, 2006, we had an accumulated deficit of approximately $179.8 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for MyVax and any other clinical trials that we may initiate. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the build-out, equipping and qualification of a manufacturing facility. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will achieve or sustain product revenues or become profitable, if ever.
*We currently have no source of revenue and may never become profitable.
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
*We will need significant additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
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
     We believe that our current cash, cash equivalents and marketable securities, including the net proceeds from our public offering in February 2006, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan through at least the end of 2007, which includes the anticipated timing of the completion of our Phase 3 clinical trial in November 2007. However, actual results could vary significantly as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect our cash consumption will continue to increase in 2006, as we anticipate an increase in our expenses related to the build-out and equipping of our manufacturing facility and corporate headquarters and the qualification of our manufacturing facility, growth of the company and research and development of our monoclonal antibody product candidates, as well as the continued development of MyVax. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. A manufacturing facility must be built and qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.
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
     We cannot predict when we may begin to realize product revenue, if at all. We do not expect to learn the final results of our pivotal Phase 3 trial of MyVax prior to November 2007. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To the extent that we raise additional funds through collaboration, licensing or other arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would restrict our business activities.
*We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize MyVax, or any other immunotherapies that we may develop.
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
*We rely on third parties to provide materials and services needed for the manufacture and testing of MyVax. If these third parties do not adequately provide materials or fail to carry out their contractual duties or obligations, we may not be able to successfully manufacture or commercialize MyVax, or any other immunotherapies that we may develop.
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
*We have no experience manufacturing MyVax, or any other immunotherapies, for the number of patients and at a cost that would enable widespread commercial use.
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

*We may experience difficulties in manufacturing MyVax, or any other immunotherapy that we may develop, which could prevent us from completing our clinical trials and delay the commercialization of MyVax, or any other immunotherapies that we may develop.
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
*We will need to increase the size of our organization, and we may experience difficulties in managing growth.
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
     We currently rely on the availability and condition of our sole manufacturing facility, located in Redwood City, California, to manufacture MyVax. We have entered into two leases and construction agreements related to the build-out of a new manufacturing facility and corporate headquarters in Fremont, California, and we have commenced the build-out of our new site. Both our current facility, as well as our planned new facility, are located in a seismic zone, and there is the possibility of an earthquake which, depending on its magnitude, could be disruptive to our operations. The build-out, equipping, qualification and validation of our new manufacturing facility may not be completed by the time the sublease expires in November 2006 and, therefore, if we were unable to extend this sublease, we may need to stop clinical production at the end of November 2006 if our new manufacturing facility is not complete. In addition, if our existing manufacturing facility or the equipment in the facility is significantly damaged or destroyed for any reason, we may have to wait until our new manufacturing facility is completed before we can resume clinical production. The damage or destruction of the facility could affect our ability to manufacture MyVax and delay us from completing or initiating our clinical trials.
* Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.
     Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of MyVax, or any other immunotherapies that we may develop, and the methods we employ to manufacture them, as well as successfully defending these patents against third-party challenges.
     As of September 30, 2006, we held two United States patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.
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

*If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
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
*We are not able to prevent others, including potential competitors, from using the patient-specific idiotype protein-KLH conjugate, comprising a single idiotype protein that we use in our lead product candidate, MyVax, for the treatment of indolent B-cell NHL.
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
*We are subject to extensive regulation, which can be costly and time consuming and could subject us to unanticipated delays or prevent us from obtaining the required approvals to commercialize MyVax, or any other immunotherapies that we may develop.

     MyVax and any other immunotherapies that we may develop, clinical trials and manufacturing activities are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. The process of obtaining these approvals is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, patient-specific active immunotherapies are complex, and regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our lead product candidate, MyVax, or any other immunotherapies that we may develop. The FDA has not approved the marketing of any immunotherapeutic drug based on a patient-specific active immunotherapy. Consequently, there is no precedent for the successful commercialization of a patient-specific active idiotype immunotherapeutic drug. In addition, we have not previously filed the marketing applications necessary to gain regulatory approvals. This lack of experience may impede our ability to obtain timely FDA approval, if at all. We will not be able to commercialize MyVax, or any other immunotherapies that we may develop, unless and until we obtain FDA approval in the United States or approval by comparable authorities in other countries. Any delay in obtaining, or inability to obtain, FDA approval would prevent us from commercializing MyVax, or any other immunotherapies that we may develop.
*Even if MyVax, or any other immunotherapies that we may develop, receives regulatory approval, we may still face development and regulatory difficulties relating to MyVax, or any other immunotherapies that we may develop, in the future.
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
*Obtaining regulatory approval of our manufacturing process and facility or disruptions in our manufacturing process may delay or disrupt our commercialization efforts.
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

     We are currently manufacturing MyVax for our clinical trials at our existing facility in Redwood City, California. Our facility is currently subject to licensing requirements of the California Department of Health Services, and we received this license during the second quarter of 2004. Our facility is subject to inspection by the FDA as well as by the California Department of Health Services at any time. Failure to maintain our license from the California Department of Health Services or to meet the inspection criteria of the FDA and the California Department of Health Services would disrupt our manufacturing processes and would harm our business. If an inspection by the FDA, California Department of Health Services or foreign regulatory authorities indicates that there are deficiencies, we could be required to take remedial actions, or our facility may be closed. Our new manufacturing facility in Fremont, California will also be subject to licensing requirements of the California Department of Health Services. Failure to obtain a license for our new facility could disrupt our manufacturing processes and could harm our business.
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
*Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies, MyVax or any other immunotherapies that we may develop.
     We may raise additional funds through public or private equity offerings, debt financings, corporate collaboration or licensing or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may require that we pledge our assets, including our intellectual property or involve restrictive covenants that would restrict our business activities. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us.
*Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.
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
*The commercial success of MyVax, or any other immunotherapies that we may develop, will depend upon the degree of market acceptance of these products among physicians, patients, health care payors and the medical community.
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
*If we are unable to obtain acceptable prices or adequate reimbursement from third-party payors for MyVax, or any other immunotherapies that we may develop, our revenues and prospects for profitability will suffer.
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
*Our efforts to discover, develop and commercialize MyVax for indications other than follicular B-cell NHL are at an early stage and are subject to a high risk of failure.
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
*If we are unable to establish sales and marketing capabilities or enter into agreements with companies to sell and market MyVax, we may be unable to generate product revenue.
     We do not have a sales organization and have no experience as a company in the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must develop our sales, marketing and distribution capabilities or make arrangements with a third party to perform these services. If MyVax is approved for commercial sale, we currently plan to establish our own sales force to market it in the United States. Developing a sales force is expensive and time consuming and could delay any product launch. We cannot be certain that we would be able to develop this capacity. If we are unable to establish our sales and marketing capability, we will need to contract with third parties to market and sell MyVax in the United States. We will also need to develop a plan to market and sell MyVax outside the United States. To the extent that we enter into arrangements with third parties to perform sales, marketing and distribution services or otherwise relinquish rights to third parties, our product revenues are likely to be lower than if we directly marketed and sold MyVax, or any other immunotherapies that we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.
*If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit commercialization of MyVax, or any other immunotherapies that we may develop.

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
*We may incur significant costs complying with environmental laws and regulations.
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
*If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.
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

     Our success depends upon our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., Ph.D., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax or adversely affect our other development efforts. Currently, we do not have employment agreements with any members of senior management. As of September 30, 2006, Dr. Denney owned 1,266,933 shares of our common stock that were not subject to any vesting and options to purchase 779,167 shares of our common stock, of which approximately 232,290 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.
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
Other Risks
*Our stock price may be volatile, and your investment in our stock could decline in value.
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
*Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
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
     As of September 30, 2006, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 31.9% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
*Future sales of our common stock could lower the market price of our common stock.
     Sales of substantial amounts of shares in the public market could harm the market price of our common stock. As of September 30, 2006, 35,926,736 shares of our common stock were outstanding. All of these shares are freely tradable under federal and state securities laws. Of the 3,703,141 shares issuable upon exercise of options to purchase our common stock outstanding as of September 30, 2006, approximately 1,331,114 shares were vested and eligible for sale. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) The table below reflects our stock purchases during the three months ended September 30, 2006. All shares were repurchased by us from former employees upon termination of such employee’s employment pursuant to repurchase options granted to us by the employees under an early exercise option agreement. The repurchase price was equivalent to the purchase price paid by the former employee for the shares.

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
July 1-31, 2006	—	$—	—	—
August 1-31, 2006	156	$1.80	—	1,352
September 1-30, 2006	—	$—	—	—
Total	156		—
ITEM 6. EXHIBITS
Exhibits
The exhibit list on the accompanying index to exhibits is incorporated by reference into this Item 6 this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GENITOPE CORPORATION

Date: November 7, 2006	/s/ Dan W. Denney Jr. Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2006	/s/ John M. Vuko John M. Vuko
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2**	Amended and Restated Bylaws of Genitope Corporation

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1***	Certification of the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-3 (File No. 333-128357), as filed with the SEC on September 16, 2005, and incorporated herein by reference.

**	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the SEC on August 6, 2003, as amended, and incorporated herein by reference.

***	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.