Form 10-K
period 2006-12-31
GENITOPE CORP
filed 2007-03-16
CIK 1028358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50425

Genitope Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0436313
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6900 Dumbarton Circle	(510) 284-3000
Fremont, CA 94555	(Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of Common Stock, $0.001 per share par value, held by non-affiliates as of June 30, 2006 (based on the closing sale price of such stock as reported on the Nasdaq Global Market on June 30, 2006) was approximately $152 million. This excludes an aggregate of 11,809,318 shares of the registrant’s common stock held by executive officers and directors and by each person known by the registrant to own 5% or more of the registrant’s outstanding common stock as of June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 22, 2007, there were 36,052,685 shares of Common Stock, $0.001 per share par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006 in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders.

GENITOPE CORPORATION

FORM 10-K

The terms “Genitope,” “we,” “us” and “our” as used in this Annual Report on Form 10-K refer to Genitope Corporation.

Genitope® Corporation, Hi-GET® gene amplification technology, our logo and MyVax® personalized immunotherapy are our registered house mark and trademarks. All other brand names and service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I

Forward-Looking Statements

This annual report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward -looking statements include, but are not limited to, statements about:

•	the progress of our research, development and clinical programs, the timing of the final analysis of our pivotal Phase 3 clinical trial, the timing of submission of a Biologics License Application, or BLA, for MyVax to the Food and Drug Administration, or FDA, and the timing of commercialization of MyVax, or any other immunotherapies we may develop;

•	our ability to develop, market, commercialize and achieve market acceptance for MyVax, or any other immunotherapies we may develop;

•	the timing of completion of, and expenses associated with the equipping and qualification of our new manufacturing facility and corporate headquarters and any further build-out that may be required to provide additional manufacturing capacity for commercialization;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance and growth of the company;

•	the breadth of applications of our immunotherapies, potential benefits of our monoclonal antibody panel and the timing of filing of a related investigational new drug, or IND, application; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements, sufficiency of our capital resources and our needs for additional financing.

These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and industry and involve known and unknown risks, uncertainties and other factors that could cause our or our industry’s actual results to differ materially from any results, levels of activity, performance or achievements expressed in or contemplated or implied by the forward-looking statements. Forward-looking statements are generally identified by words such as “believe,” “should,” “could,” “estimate,” “schedule,” “may,” “potential,” “future,” “predict,” “continue,” “might,” “anticipates,” “plans,” “expects,” “will,” “intends” and other similar words and expressions. The risks discussed in “Risk Factors,” under Part I, Item 1A below, and elsewhere in this Annual Report on Form 10-K, should be considered in evaluating our prospects and future financial performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

ITEM 1.	BUSINESS.

BUSINESS

Overview

We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial for the treatment of follicular B-cell non-Hodgkin’s lymphoma, or B-cell NHL. We anticipate that we will obtain the initial results of the primary analysis, that is, whether a statistically significant increase in progression-free survival is observed in patients receiving MyVax compared to patients receiving the control substance, from our Phase 3 clinical trial by the end of

2007; however, it will take several months following the last patient visit, currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial. Results from our completed and ongoing clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that, if successful, the results of our Phase 3 clinical trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL.

We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL. This clinical trial is being conducted at eight sites across the United States. Patients in this Phase 2 clinical trial are administered 16 immunizations over 52 weeks. The primary endpoint of the Phase 2 clinical trial is whether or not an immune response can be generated. We have completed enrollment of 76 patients in this trial and the immunization phase has begun.

We are also developing a panel of monoclonal antibodies that we believe potentially represents an additional novel, personalized approach for treating NHL, both alone and in synergistic combination with MyVax. We recently filed patent applications for the composition and therapeutic use of this panel. The monoclonal antibodies could eventually be used alone or in synergistic combination with MyVax and might reduce or eliminate the need for chemotherapy in the early treatment of NHL. We currently intend to file an investigational new drug application, or IND, in the first half 2008 and initiate clinical trials thereafter.

In addition, we recently completed the construction build-out of our new corporate headquarters and manufacturing facility in Fremont, California. During the third and fourth quarters of 2006, we moved all of our operations from our facility in Redwood City, California to our new facility in Fremont, California.

MyVax Pivotal Phase 3 Clinical Trial

In November 2000, based on positive interim Phase 2 clinical trial results, we initiated a pivotal, randomized, double-blind, placebo-controlled Phase 3 clinical trial, our 2000-03 trial, to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL. This Phase 3 clinical trial of MyVax is being conducted at 34 treatment centers in the United States and Canada. In this clinical trial, patients first received chemotherapy to reduce their tumor burden, followed by a rest period. Patients who maintained at least a partial response through the rest period were then randomized to receive either MyVax or a non-specific immunotherapy, which serves as the control for this trial. We have enrolled 287 patients in this trial; the treatment phase is completed and the detailed follow-up period of the clinical trial is scheduled to conclude in approximately the fourth quarter of 2007. In July 2006, our independent Data Safety Monitoring Board, or DSMB, met and reviewed the second planned interim analysis of data for efficacy and safety in our pivotal Phase 3 clinical trial and recommended that the trial continue as planned. We anticipate that we will obtain the initial results of the primary analysis, that is, whether a statistically significant increase in progression-free survival is observed in patients receiving MyVax compared to patients receiving the control substance, from our Phase 3 clinical trial by the end of 2007; however, it will take several months following the last patient visit currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial.

Sales and Marketing

We have exclusive worldwide sales and marketing rights for MyVax. Subject to regulatory approval, we intend to manufacture and commercialize MyVax and to establish a North American sales force to market and sell MyVax. Due to the concentrated nature of the oncology market, we believe that we can sell MyVax in North America with a small sales force.

Manufacturing

Active immunotherapies similar to MyVax have been studied in clinical trials for over 18 years. Results from clinical trials at Stanford University Medical Center and the National Cancer Institute, or NCI, suggest that active immunotherapies may induce long-term remission and may improve survival in follicular B-cell NHL patients. Despite the results of the Stanford and NCI clinical trials, further development of an active immunotherapeutic approach to the treatment of NHL historically has been limited by significant manufacturing difficulties. We have developed a proprietary manufacturing process, which includes our patented Hi-GET gene amplification technology, which is designed to overcome many of these historical manufacturing limitations. As compared to other existing manufacturing methods for active immunotherapies, we believe that our process is efficient, modular and reproducible, which we believe will enable us to manufacture and commercialize patient-specific active immunotherapies for the treatment of NHL and potentially other cancers.

In May 2005, we entered into lease agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings in Fremont, California for our new manufacturing facility and corporate headquarters. We also have options to lease adjacent expansion space. We began the build-out of the two-building facility in the fourth quarter of 2005 and completed construction in the fourth quarter of 2006, although we have not yet fully equipped or validated the facility. The facility is designed for the production of MyVax for 3,600 patients each year and, if MyVax receives regulatory approval, our facility would require us to purchase and install additional equipment to achieve this level of manufacturing capacity.

Corporate Information

We were incorporated in the State of Delaware on August 15, 1996. Our principal executive offices are located at 6900 Dumbarton Circle, Fremont, California and our telephone number is (510) 284-3000.

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

We believe that an effective active immunotherapeutic approach for cancer would result from immunizing patients with sufficient quantities of purified, tumor-specific antigens administered with additional components to increase the immunogenicity of these antigens. Immunogenicity is the ability of an antigen to evoke an immune response within an organism. Utilizing this type of immunotherapy should allow a patient’s own immune system to produce both B-cells and T-cells which recognize numerous portions of the tumor antigen and generate clinically significant immune responses. During the late 1980s, physicians at Stanford began development of an active immunotherapy with these characteristics for the treatment of follicular B-cell NHL.

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

NHL is clinically classified by its microscopic pathology at diagnosis. We are initially developing MyVax for the treatment of follicular B-cell NHL and have clinical trials in diffuse large B-cell and mantle cell NHL. Follicular B-cell NHL constitutes approximately 22% of all NHL. Diffuse large B-cell NHL constitutes approximately 30% of all NHL. Mantle cell NHL constitutes approximately 6% of all NHL. Although follicular B-cell NHL progresses at a slow rate, it is viewed as an incurable cancer with the currently available therapies. According to the American Cancer Society, the median survival time from diagnosis for patients with stage III/IV follicular B-cell NHL is between seven and ten years. Unlike follicular B-cell NHL, approximately 40% of diffuse large B-cell NHL cases are cured by standard chemotherapy. The remaining patients with diffuse large B-cell lymphoma typically require more extensive treatment regimens, and some ultimately undergo bone marrow transplants which may or may not be effective in any individual case. Similar to follicular B-cell NHL, mantle cell NHL is viewed as incurable.

Current Treatments.  Chemotherapy alone was previously used as first-line therapy for NHL and has been effective in managing some forms of these cancers. Although chemotherapy can substantially reduce the tumor mass and in most cases achieve a clinical remission, the remissions have not been durable. Follicular B-cell NHL patients invariably relapse within a few months or years of initial treatment, and the cancer becomes increasingly resistant to further chemotherapy treatments. Eventually, patients may become refractory to chemotherapy, meaning their response to therapy is so brief that further chemotherapy regimens would offer no significant benefit.

Passive immunotherapies, such as Rituxan, have also demonstrated the ability to induce remission in patients with follicular B-cell NHL. But single agent passive immunotherapy has also failed to provide long-term remissions for most patients. In the last few years, Rituxan has been combined with standard chemotherapy regimens for NHL, improving remission rates as compared to chemotherapy alone. This combination has become the most common therapy for follicular B-cell NHL. Although passive immunotherapies such as Rituxan are better tolerated than standard chemotherapy, severe and/or life-threatening reactions, such as cytopenias and infusion reactions, can occur during administration and require careful patient monitoring. In addition, non-neutropenic infections have been reported especially with chemotherapy plus Rituxan combinations. More recently, “Black Box” warnings have been added to the Rituxan package insert detailing the incidents of fatal reactions, tumor lysis syndrome and severe mucocutaneous reactions.

Even with the advent of combination therapies involving passive immunotherapies, most patients eventually relapse and/or become resistant. Salvage therapy encompasses various approaches, including high-dose chemotherapy, which may be performed to treat refractory follicular B-cell NHL patients or those at high risk for relapse from primary therapy. This approach results in the destruction of essential levels of red and white blood cells and requires stem cell transplants to be performed to restore a patient’s blood count. Stem cell transplants continue to be expensive and are associated with high morbidity and significant mortality. Ultimately, even these very aggressive treatment regimens may not provide long-term remission for most patients.

Active Idiotype Immunotherapy

The active immunotherapy developed at Stanford was focused on the treatment of a cancer of B-lymphocytes known as follicular B-cell NHL. This immunotherapy consists of a patient-specific tumor protein and a foreign carrier protein administered with an adjuvant to enhance the immune response. Patient-specific tumor proteins, which include idiotype proteins, are proteins expressed by a tumor cell that are unique to an individual’s tumor cell. A foreign carrier protein is a type of protein, which when coupled to a non-immunogenic or weakly immunogenic antigen, increases the immunogenicity of the antigen. An adjuvant is a substance that is administered with an antigen to enhance or increase the immune response to that antigen.

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

The Stanford clinical trials began in 1988 for the treatment of follicular B-cell NHL. The first clinical trial involved 41 patients with indolent B-cell NHL who commenced their course of immunizations between November 1988 and December 1995. These patients were immunized while in remission following chemotherapy. The treated patients had either a complete response to chemotherapy, defined as no detectable tumor, or a partial response to chemotherapy, defined as at least a 50% reduction in their tumor volume. Of the 41 patients treated, 32 were in remission following their first course of chemotherapy, while the remaining patients were in remission following two or three courses of chemotherapy.

Positive immune responses to the patient-specific active idiotype immunotherapy were detected in 20 of the 41 immunized patients, including 14 of the 32 patients in first remission following chemotherapy. The median time-to-disease progression for all 41 patients in the clinical trial was reported to be 4.4 years from the last chemotherapy regimen. Time-to-disease progression measures the interval of time between response to chemotherapy and recurrence of disease. The median time-to-disease progression was further analyzed by dividing patients into two groups based upon the presence or absence of an immune response. The median time-to-disease progression was calculated to be 7.9 years for the 20 immune response positive patients and 1.3 years for the 21 immune response negative patients. The median time-to-disease progression for the 32 patients in first remission was virtually identical to that for the 41 total patients, which suggests that patient-specific active idiotype immunotherapy may be as effective in the larger population of relapsed patients as in the smaller population of newly diagnosed patients. Median survival time was also measured for patients treated in the clinical trial. At the time of publication, the median survival time of all 41 immunized patients had not been reached, and the investigators reported that the median survival time of all 41 patients was significantly longer than the median survival time seen in patients having the same type of NHL who were treated with chemotherapy alone. NHL patients treated at Stanford with chemotherapy alone had a median survival time of 10.9 years. The fact that the median survival time had not been reached for the 41 immunized patients demonstrates that these patients have a median survival time that is greater than 10.9 years. The median survival time of the 20 immune response positive patients had not been reached versus a median survival time of seven years calculated for the 21 immune response negative patients. The results are statistically significant and suggest that an active idiotype immunotherapy, similar to MyVax, may induce long-term remission and improve survival in follicular NHL patients.

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

An independent clinical trial of a patient-specific active idiotype immunotherapy similar to the one tested at Stanford was conducted at the NCI to treat patients with follicular B-cell NHL. The NCI clinical trial results were published in Nature Medicine in October 1999. Patients treated in the NCI clinical trial had previously achieved a clinical complete response following an initial course of chemotherapy, that is, no tumor was apparent by physical examination and CT scans. Positive immune responses to the patient-specific active idiotype immunotherapy were reported for 19 of 20 immunized patients. Despite the fact that all 20 patients were in clinical complete remission, 11 of these 20 patients were shown to have lymphoma cells in their peripheral blood following chemotherapy using a very sensitive DNA-based test. After completing the course of immunization with the active idiotype immunotherapy, eight of these 11 patients were shown to have no lymphoma cells in their peripheral blood using the DNA-based test. These results suggest that active idiotype immunotherapy was able to induce a molecular complete response in patients that had minimal residual disease following chemotherapy.

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

MyVax Personalized Immunotherapy

MyVax is an injectable patient-specific active idiotype immunotherapy that we are developing initially for the treatment of follicular B-cell NHL. We have also completed the treatment phase of a Phase 2 clinical trial, our 9902 trial, to treat patients initially diagnosed with diffuse large B-cell NHL or mantle cell NHL. Additionally, we have initiated a Phase 2 clinical trial to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL. MyVax combines a patient and tumor-specific antibody, or idiotype protein, with a foreign carrier protein and is administered with an adjuvant. We have developed a proprietary manufacturing process for MyVax, which includes our patented Hi-GET gene amplification technology. Our manufacturing process is designed to overcome the barriers to commercialization of active idiotype immunotherapies that are associated with the use of a hybridoma-based process such as rescue fusion. In comparison to other cancer therapies, MyVax is designed to provide:

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

Safety:  MyVax has demonstrated an excellent safety profile to date. MyVax has been well tolerated in clinical trials, with the majority of adverse events being only mild to moderate. In our clinical trials, these adverse events have included injection site and systemic effects. The most commonly reported injection adverse events were bruising, swelling, redness, itching, inflammation, pain and other similar reactions at the injection site. The most commonly reported systemic adverse events were fatigue, influenza-like illness, fever, chills, nausea, pain, back, chest or muscle pain, rash and diarrhea. Furthermore, MyVax is designed to target only the idiotype protein unique to tumor cells and, thus, should not harm normal cells or impair a patient’s immune system. With an intact immune system, patients are less likely to develop significant complications, such as infections that have been reported in patients treated with Rituxan.

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

Commercial feasibility:  We believe that our ability to combine a potentially safe and efficacious active idiotype immunotherapy that offers ease of administration and ease of sample collection with an efficient, scalable and reproducible manufacturing process should make MyVax a commercially feasible treatment for B-cell NHL. The safety and ease of administration of MyVax compared to currently available passive immunotherapies such as Rituxan should reduce the medical intervention required on behalf of patients during and after treatment and subsequently reduce the associated cost of care for patients with B-cell NHL.

Monoclonal Antibody Program

We are developing a monoclonal antibody panel that we believe will potentially represent a novel, personalized approach for treating NHL. We recently filed patent applications for the composition and therapeutic use of this panel. The monoclonal antibodies could eventually be used alone or in synergistic combination with MyVax and might reduce or eliminate the need for chemotherapy in the early treatment of NHL.

Our monoclonal antibodies are directed against specific portions of proteins, or epitopes, in the variable regions of the B-cell receptor, or the BCR. Our approach is based on the finding that even though each NHL patient’s B-cell tumor expresses a unique idiotypic surface immunoglobulin (the BCR), those immunoglobulins nevertheless have characteristics that are shared across predictable patient subsets. We have developed a panel of monoclonal antibodies that bind to BCR proteins based on their particular genetic makeup. It is possible to classify NHL patients into subsets based on which variable region is used by their particular tumor. This classification allows for the production of monoclonal antibodies that are off-the-shelf, while still personalizing the treatment for each patient. Our monoclonal antibodies should leave the majority of the B-cell repertoire of a patient’s immune system intact since they target only the subpopulation of a patient’s B-cells that share the same variable region as the lymphoma.

We are actively working to complete the initial development of the monoclonal antibody panel and production of clinical-grade material. We currently intend to file an IND application in the first half of 2008 and initiate clinical trials thereafter.

Our Strategy

Our objective is to commercialize MyVax for the treatment of NHL, as well as other immunotherapies for the treatment of other types of cancer. Our strategy to achieve this objective includes the following:

Commercialize MyVax for NHL.  In order to commercialize MyVax for NHL, we plan to:

Obtain regulatory approval of MyVax.  We are focused on completing our Phase 3 clinical trial, filing a BLA, and seeking regulatory approval for MyVax, initially in North America.

Expand manufacturing capacity.  We plan to expand our manufacturing capacity to meet anticipated demand upon commercialization. To that end, we have recently completed the build-out of a new manufacturing facility and corporate headquarters. We believe that our scalable manufacturing process will enable us to expand our manufacturing capacity in an efficient and timely manner.

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

Commercialize MyVax internationally.  We plan to seek regulatory approval of and, if approval is obtained, to commercialize MyVax in markets outside North America. As appropriate, we intend to explore establishing collaborations to assist in the international commercialization of MyVax.

Commercialize MyVax for other types of cancers.  We believe that MyVax has potential applications beyond B-cell NHL. We plan to develop MyVax for additional types of cancers where we believe that it is a potentially effective treatment, with additional types of B-cell cancers as our initial focus. In particular, in February 2006, we initiated a Phase 2 clinical trial to evaluate MyVax for the treatment of CLL. This clinical trial is being conducted at eight sites across the United States. Patients in this Phase 2 clinical trial will be administered 16 immunizations over 52 weeks. The primary endpoint of the Phase 2 clinical trial is whether or not an immune response can be generated. We have completed enrollment of 76 patients in this trial and the immunization phase has begun. We also intend to evaluate MyVax for non-B-cell cancers. We believe that the favorable safety profile of MyVax could accelerate the clinical development and approval of MyVax for additional types of cancers.

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

MyVax Clinical Development Program

The following chart summarizes the results of our ongoing, recently completed and currently planned clinical trials for MyVax.

					Median Time
			Clinical	No. of	to Disease
Indication	Trial No.		Phase	Patients	Progression*	Status

Follicular B-cell NHL
• Patients in first remission following chemotherapy; 7 immunizations over 24 weeks	2000	-03	Phase 3	287	Follow-up phase in process	Treatment phase completed; patients in follow-up
• Patients in first remission following chemotherapy; 5 immunizations over 24 weeks	9901		Phase 2	21	37.7 months	Treatment phase completed; patients in long-term follow-up
• Patients in first remission following chemotherapy, administered with reduced amount of adjuvant; 5 immunizations over 24 weeks	2000	-07	Phase 2	11	23.8 months	Treatment phase completed; patients in long-term follow-up
• Sole initial therapy; 5 immunizations over 24 weeks, with patients demonstrating either a clinical or an immune response receiving 3 additional immunizations over 8 weeks	2000	-04	Phase 2	16	Not applicable	Treatment phase completed; patients in long-term follow-up
• Patients who relapsed following chemotherapy and were subsequently treated with Rituxan; 8 immunizations over 14 weeks	2002	-09	Phase 2	57	Follow-up phase in process	Treatment phase completed; patients in long-term follow-up
• Re-immunization of patients who participated in 2000-#04; 16 immunizations over 52 weeks	2005	-10	Phase 2	Up to 16	Treatment phase in process	Ongoing
Diffuse Large B-cell NHL and Mantle Cell NHL
• Patients in first remission following chemotherapy	9902		Phase 2	27
• Schedule A: 5 immunizations over 24 weeks	9902	-A	Phase 2	14	11.6 months	Treatment phase completed; patients in long-term follow-up
• Schedule B: 8 immunizations over 18 weeks	9902	-B	Phase 2	13	16.8 months	Treatment phase completed; patients in long-term follow-up
Chronic Lymphocytic Leukemia
• Sole initial therapy; 16 immunizations over 52 weeks	2005	-11	Phase 2	76	Treatment phase in process	Closed to enrollment

*	measured from the end of chemotherapy.

Pivotal Phase 3 Follicular B-cell NHL Clinical Trial — the 2000-03 Trial

We filed an IND for MyVax with the FDA, in April 1999. In November 2000, based on positive interim Phase 2 clinical trial results, we initiated a pivotal, randomized, double-blind, placebo-controlled Phase 3 clinical trial, our 2000-03 trial, to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL, which represents approximately 22% of the cases of NHL. This Phase 3 clinical trial of MyVax is being conducted at 34 treatment centers in the United States and Canada. In this clinical trial, patients first received chemotherapy to reduce their tumor burden, followed by a rest period. Patients who maintained at least a partial response through the rest period were then randomized to receive either MyVax or a non-specific immunotherapy, which serves as the control for this trial.

The following chart summarizes the treatment schedule of patients in the clinical trial.

Patients received seven immunizations over a 24-week period, which represents two more immunizations than were administered in our 9901 Phase 2 clinical trial described below. Physical evaluations of the patients are conducted monthly during the immunization period and every three to six months after completion of the course of immunizations. A CT scan occurs prior to the first immunization and every six months following the last immunization for the two years of follow-up to detect disease progression. CT scans are read by an independent, central radiology group, which is designed to ensure a consistent determination of patients’ responses to MyVax. The primary endpoint of the clinical trial is progression-free survival, which is the interval of time measured from enrollment during which a patient is alive with no evidence of disease progression. Enrollment occurs when the patient is assigned to receive either MyVax or the control substance. The clinical trial is designed to evaluate whether a statistically significant increase in progression-free-survival is observed in patients receiving MyVax compared to patients receiving the control substance. We have completed the treatment phase for all 287 patients in this trial and the detailed follow-up period of the clinical trial scheduled to conclude in approximately the fourth quarter of 2007. In July 2006, our independent Data Safety Monitoring Board met and reviewed the second planned interim analysis of data for efficacy and safety in our pivotal Phase 3 clinical trial and recommended that the trial continue as planned. We currently anticipate that we will obtain the initial results of the primary analysis, that is, whether a statistically significant increase in progression-free survival is observed in patients receiving MyVax compared to patients receiving the control substance, from our Phase 3 clinical trial by the end of 2007; however, it will take several months following the last patient visit, currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial.

We believe that, if successful, the results of our Phase 3 clinical trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL.

Supporting Phase 2 Follicular B-cell NHL Clinical Trial — the 9901 Trial

In August 2001, we completed the treatment of 21 patients in a Phase 2 clinical trial, our 9901 trial, to evaluate the ability of patients to mount an immune response to MyVax and to examine its safety profile. The clinical trial involved patients with follicular B-cell NHL in first remission following a four-to-seven-month regimen of conventional chemotherapy. The clinical trial was conducted at Stanford University Medical Center and University

of Nebraska Medical Center. The primary endpoint of the clinical trial was the generation of anti-idiotype immune response. Positive immune responses were observed. Patients who participated in this clinical trial continue to be monitored for disease progression and survival.

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

The long-term follow-up data (median 5.8 years) from patients in our 9901 trial demonstrated a median time-to-disease progression of 37.7 months (measured from the end of chemotherapy). Published studies in similar follicular B-cell NHL patients treated with chemotherapy alone have shown a median time-to-disease progression of 15 months. Nine of the 21 patients in our trial remained progression-free as of their last clinical follow-up at 56 to 83 months post-chemotherapy (reported to us and collected from our database in the fourth quarter of 2006).

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

We believe that these results suggest that the efficacy of MyVax is independent of the clinical prognosis of a patient’s lymphoma, based on FLIPI risk group, unlike other treatments for lymphoma for which a correlation between clinical prognosis and clinical outcome has been demonstrated. Furthermore, two of the patients who had partial responses, or PRs, to chemotherapy prior to immunization with MyVax and three of the patients who had complete responses unconfirmed, or CRus, prior to immunization with MyVax were converted to complete responses, or CRs, following immunization with MyVax. MyVax was generally well tolerated in the trial, with patients reporting adverse events of injection site reactions and flu-like symptoms.

Additional Phase 2 Follicular B-cell NHL Clinical Trials — the 2000-07, 2000-04 and 2002-09 Trials

We have completed the treatment phase of three additional Phase 2 clinical trials to study the use of MyVax in treating follicular B-cell NHL. One Phase 2 clinical trial, our 2000-07 trial, evaluated the use of a reduced amount of the GM-CSF administered with MyVax. Patients in this clinical trial were in first remission following chemotherapy after initial diagnosis. This clinical trial is being conducted at the University of Nebraska Medical Center. The 11 patients in this clinical trial received five immunizations over 24 weeks between March 2001 and January 2002. The primary endpoint of the clinical trial was the generation of an anti-idiotype immune response using MyVax. Positive immune responses were observed. A median time-to-disease progression of 23.8 months has been reached in the patients in this clinical trial. Patients who participated in this clinical trial continue to be monitored for disease progression and survival.

A second Phase 2 clinical trial, our 2000-04 trial, evaluated the use of MyVax as the sole initial therapy for patients with follicular B-cell NHL. This clinical trial is being conducted at Stanford University Medical Center. A significant percentage of patients with follicular B-cell NHL do not clinically require immediate treatment upon diagnosis. As there is no curative treatment, many physicians elect to monitor this population of patients until their clinical symptoms require treatment. Patients in this clinical trial were initially administered five immunizations over 24 weeks. For those demonstrating an immune response or a clinical response, three additional immunizations were administered. The primary endpoint of the clinical trial was the generation of an anti-idiotype immune response using MyVax. Positive immune responses were observed. Patients who participated in this clinical trial continue to be monitored for safety, disease progression and survival.

We initiated a Phase 2 clinical trial in March 2003, our 2002-09 trial, to treat 57 patients with follicular B-cell NHL who have relapsed following chemotherapy. This clinical trial is designed to evaluate the use of MyVax in patients treated with Rituxan after relapsing following chemotherapy. All 57 patients were immunized with MyVax following a course of treatment with Rituxan and are in the follow-up phase of the study. The primary endpoint of the clinical trial is time-to-disease progression. The clinical trial will also evaluate whether an anti-idiotype immune response can be generated.

Phase 2 Diffuse Large B-cell and Mantle Cell NHL Clinical Trial — the 9902 Trial

We also have completed the treatment phase of a Phase 2 clinical trial, our 9902 trial, to treat patients initially diagnosed with diffuse large B-cell NHL or mantle cell NHL. This is the first clinical trial of an active idiotype immunotherapy in newly diagnosed diffuse large B-cell NHL or mantle cell NHL patients. Patients enrolled are in first remission following chemotherapy after initial diagnosis. The clinical trial is being conducted at Stanford University Medical Center, University of Nebraska Medical Center and Weill Medical College of Cornell University. We have enrolled 27 patients in first remission following chemotherapy. The primary endpoint of the clinical trial is the generation of an anti-idiotype immune response using MyVax. Patients are also being monitored for safety, disease progression and survival.

Because patients with diffuse large B-cell NHL or mantle cell NHL tend to relapse much sooner following the completion of chemotherapy than patients with follicular B-cell NHL, the treatment regimen was altered from the one used in follicular B-cell NHL clinical trials. Patients began immunization three months after the end of their chemotherapy, as opposed to after a six-month rest period. Two different administration schedules were examined: 14 patients on Schedule A received five immunizations over a 24-week period and 13 patients on Schedule B received eight immunizations over an 18-week period. Positive immune responses were observed on both Schedule A and Schedule B.

The patients on Schedule A have a median time-to-disease progression of 11.6 months, which could suggest that giving five immunizations over a 24-week period does not allow for the establishment of a clinically effective response before the fast-growing aggressive B-cell NHL reappears following chemotherapy. In contrast, patients on Schedule B have a median time-to-disease progression of 16.8 months. The results from Schedule B are encouraging as 11 of the 13 patients treated on Schedule B have mantle cell lymphoma, which is a type of B-cell NHL that is viewed as incurable.

Additional Clinical Programs

We believe active immunotherapy has the potential to be applied successfully to the treatment of other cancers. We are developing MyVax for the treatment of CLL. Like NHL, CLL is primarily a B-cell cancer. We believe CLL can potentially be treated with MyVax, and the same method of manufacturing would be used to produce active idiotype immunotherapies for CLL as is currently used for our follicular and other B-cell NHL patients. We initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the initial treatment of CLL. This clinical trial is being conducted at eight sites across the United States. Patients in this Phase 2 clinical trial will be administered 16 immunizations over 52 weeks. The primary endpoint of the Phase 2 clinical trial is whether or not an immune response can be generated. We have completed enrollment of 76 patients in this trial and the immunization phase has begun.

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

We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, a single source supplier. In December 1998, we entered into a supply agreement with biosyn, pursuant to which biosyn agreed to supply us with KLH. The supply agreement expired on December 9, 2005, and a new agreement has not yet been reached. We remain in discussions with biosyn regarding a new supply agreement with biosyn, but we may not be able to reach an agreement with biosyn on terms that are acceptable to us, or at all. There may be no other supplier of KLH of suitable quality for our purposes, and there are significant risks associated with our ability to produce KLH of suitable quality ourselves. Even if we identify another supplier of KLH, or produce KLH ourselves, we will not be able to use the alternative source of KLH for the commercial manufacture of MyVax unless the KLH is found to be comparable to the existing KLH. In addition, the FDA requires that, before we can begin to commercially manufacture MyVax, we must ensure that any supplier of KLH be compliant with the FDA’s current Good Manufacturing Practices, or cGMP. Any inability to obtain a sufficient supply of KLH of suitable quality from biosyn or an alternate supplier, or to produce such KLH ourselves, could delay or prevent completion of our clinical trials and commercialization of MyVax.

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

Several companies, such as GlaxoSmithKline and Biogen Idec Inc. are involved in the development of passive immunotherapies for the treatment of NHL. Various products are currently marketed for treatment of NHL. Rituxan, a monoclonal antibody co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the first line treatment of relapsed or refractory, low grade or follicular B-cell NHL, as well as for the first-line treatment of diffuse large B-cell NHL in combination with chemotherapy. There are additional monoclonal antibodies, developed by a number of other companies in various stages of development for NHL, many of which are slated to be used in combination with Rituxan.

Other treatment approaches include radioimmunotherapy, which essentially combines a passive immunotherapy with a radio-labeled monoclonal antibody to improve tumor cell destruction. This approach is approved for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL and is under clinical investigation for earlier use in low grade NHL.

In addition, there are several companies focusing on the development of active immunotherapies for the treatment of NHL, including Favrille, Inc. and Biovest International, Inc., a majority-owned subsidiary of Accentia, Inc. Favrille has completed enrollment of its Phase 3 trial, and Biovest continues to enroll patients for its active immunotherapy Phase 3 clinical trial in patients with follicular NHL. If either company meets its clinical trial endpoints and its immunotherapy is approved by the FDA, it would compete directly with MyVax, if approved.

Sales and Marketing

We have exclusive worldwide sales and marketing rights for MyVax. Subject to receipt of regulatory approval, we intend to manufacture and commercialize MyVax and to establish a North American sales force to market and sell MyVax. Due to the concentrated nature of the oncology market, we believe that we can sell MyVax in North America with a small sales force.

Intellectual Property

We rely on the proprietary nature of our technology and production processes for the protection of MyVax and any other immunotherapies that we may develop. We plan to prosecute and defend aggressively our patents and proprietary technology. Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business. We hold two U.S. patents related to our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016. Corresponding patents, although more constrained in scope due to rules not applicable in the United States, have been issued in Australia, Canada and South Africa, all of which expire in 2017. We have also filed additional U.S. and corresponding foreign patent applications relating to our Hi-GET gene amplification technology and expect to continue to file additional patent applications.

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

We believe that we have valid defenses to any assertion that MyVax, or any other similar antibody-based active immunotherapies that we may develop, or the methods that we employ to manufacture them, infringes the claims of the patent held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies. We also believe that the patent may be invalid and/or unenforceable. The relevant patent was issued to Genentech, Inc. in 2001 in connection with the settlement of an interference proceeding in the U.S. Patent and Trademark Office between Genentech, Inc. and Celltech R&D Ltd. We believe other biotechnology companies are aware of and are considering the possible impact of this patent. Other companies have negotiated license agreements for this patent. We have not attempted to obtain such a license because we believe that properly construed claims do not cover activities related to the manufacture of MyVax. If we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all. We are aware of a complaint filed by Medimmune, Inc. against Genentech, Inc., City of Hope National Medical Center and Celltech in April 2003 in the U.S. District Court for the Central District of California seeking, among other things, judicial declarations that the patent is invalid and that the patent is unenforceable due to the patent applicants’ inequitable conduct before the U.S. Patent and Trademark Office and that the settlement agreement between Genentech and Celltech violates certain United States antitrust and unfair competition laws. In March and April 2004, the antitrust and patent elements of the case were dismissed. With respect to the latter, the court cited a recent decision by the Federal Circuit that controversies over patent validity, enforcement or infringement would not be recognized while license agreements protected the licensee from suit for infringement. MedImmune appealed the dismissals to the U.S. Supreme Court. A decision was published January 9, 2007, granting Medimmune standing in this matter, and remanding the complaint, for consideration of a declaratory judgment. On May 13, 2005, the U.S. Patent Office ordered a reexamination of the Genentech patent for issues of patentability relating to obviousness-type double patenting; and on January 23, 2006 a second reexamination was ordered for additional issues relating to obviousness-type double patenting. The reexamination proceedings were combined. In February 2007, the U.S. Patent and Trademark Office issued a final Office action in its reexamination, rejecting the patentability of the claims of the patent, Genentech announced that it plans to appeal the decision through the U.S Patent and Trademark Office and the courts and that it continues to view the patent to be valid and enforceable through the appeals process. We cannot predict whether we would be successful in demonstrating that MyVax, or any other similar antibody-based active immunotherapies that we may develop, or the methods that we employ to manufacture them, does not infringe the claims of the patent held jointly by Genentech, Inc. and City of Hope National Medical Center or that the patent is invalid and/or unenforceable.

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

The IND, for our lead product candidate, MyVax personalized immunotherapy, was submitted to the FDA in April 1999. We received approval from the FDA to begin clinical trials with a Phase 2 clinical trial in May 1999. A pre-Phase 3 clinical trial meeting was held with the FDA in August 2000. Our pivotal Phase 3 clinical trial for the treatment of follicular B-cell NHL began in November 2000. The IND was submitted in Canada in December 2000. Our pivotal Phase 3 clinical trial is currently ongoing in the United States and Canada.

If the results of our pivotal Phase 3 clinical trial are favorable, we plan to submit marketing applications for approval of MyVax initially in the United States and Canada. The initial application is expected to be based on one adequate and well-controlled Phase 3 clinical trial, our 2000-03 trial, with supporting data from our Phase 2 clinical trials. In the United States, the BLA will be reviewed under accelerated approval, with progression-free survival as a surrogate for survival. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of the effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may lead FDA to withdraw the drug from the market on an expedited basis. Promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. We intend to follow patients for long-term survival as a post-approval commitment. We expect to conduct further clinical trials to support BLAs for approvals of MyVax for additional indications.

In addition, in June 2006 we received Fast Track designation from the FDA for MyVax for the treatment of follicular B-cell NHL. The FDA’s fast track program refers to a process for interacting with FDA during drug development. It is intended to facilitate the development, and expedite the review of, drugs that are intended for the treatment of a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, applicants may seek traditional approval for a product based on data demonstrating an effect on a clinically meaningful endpoint, or approval based on a well-established surrogate endpoint. Under the fast track designation, the FDA may initiate review of sections of a BLA before the entire application is complete. This so-called “rolling review” is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant has paid applicable user fees pursuant to the Prescription Drug User Fee Act or PDUFA. The FDA’s PDUFA review clock, whether a standard or priority review, for a fast track designated product does not begin until the complete application is submitted. A standard designation sets the target date for completing review of an application at 10 months after the date it was filed. A priority review designation sets the target date for completing review at six months. Fast track designation does not necessarily lead to a priority review designation. Additionally, fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by emerging data, or if the designated drug development program is no longer being pursued. In some cases, a fast track designated drug candidate may also qualify for priority review. When appropriate, we may seek fast track designation and/or priority review for our product candidates. We cannot predict whether MyVax for the treatment of follicular B-cell NHL will be granted priority review. We cannot predict the ultimate impact, if any, of these expedited review mechanisms on the timing, or likelihood, of the FDA approval of MyVax or any of our product candidates.

We have not started the regulatory approval process in any jurisdiction other than the United States and Canada, and we are unable to estimate when, if ever, we will commence the regulatory approval process in any other foreign jurisdiction. In general, we will have to complete an approval process similar to the U.S. approval process in foreign markets for MyVax and any other immunotherapies that we may develop before we can commercialize them in those countries. The approval procedure and the time required for approval vary from country to country and can involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. Regulatory approval of product prices is required in most countries other than the United States. The prices approved for our products may be too low to generate an acceptable return to us.

Our new manufacturing facility in Fremont, California is currently subject to licensing requirements of the California Department of Health Services, We filed an application for a license in 2006 and are waiting for the department to inspect our facility. Successful completion of an inspection is a condition to receipt of a license. In addition, before MyVax can obtain marketing approval, we must pass an FDA pre-approval inspection of our manufacturing facility to determine if it complies with current good manufacturing practices, or cGMP, requirements. Our facility is subject to inspection at any time by the FDA and by the California Department of Health Services. Failure to obtain and maintain a license from the California Department of Health Services, or to meet the inspection criteria of the FDA or the California Department of Health Services, would disrupt our manufacturing processes and would harm our business.

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

Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at each institution at which the study will be commenced, prior to the recruitment of subjects. The IRB will consider, among other things, ethical factors, and the safety of human study subjects. Continuing review and approval by the IRB is required at least annually.

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

New products that are being developed for the treatment of serious or life-threatening diseases where the product would provide therapeutic advantage over the existing treatment may be considered for accelerated approval by the FDA. In these cases, approval can be based on criteria that are indicative of the desired clinical benefit. Accelerated approval is granted subject to the requirements that the sponsor of products carry out clinical trials post-approval to verify the desired clinical benefit. Failure to conduct the required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may lead the FDA to withdraw the drug from the market on an expedited basis.

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

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals and biologics, which include, among others, standards for and regulations of direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. Promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Employees

As of December 31, 2006, we had 170 employees, including 143 in research and development (including 12 in medical affairs, 45 in manufacturing, 10 in facilities, 26 in quality control and assurance, 43 in process and technical development and seven in regulatory affairs), four in strategic marketing, and 23 in general and administrative positions. Twenty-four of our employees have Ph.D.s, one employee has an M.D. and one has a Pharm. D. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Research and Development

Since our inception, we have made substantial investments in research and development. The total research and development costs associated with and incurred primarily for the development of MyVax for the treatment of B-cell NHL were approximately $40.2 million, $25.9 million and $22.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. From inception through December 31, 2006, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $141.2 million.

Executive Officers of the Registrant

The following table sets forth, as of February 28, 2007, information about our executive and other officers.

Name	Age	Position Held

Dan W. Denney, Jr., Ph.D.	53	Chairman, Chief Executive Officer and Director
John M. Vuko	56	Vice President of Finance and Chief Financial Officer
Michael J. Buckley, Ph.D.	46	Vice President, Manufacturing
Thomas DeZao	49	Vice President, Strategic Marketing and Sales
Claude Miller	56	Vice President, Regulatory Affairs and Quality
Dave Miller	60	Vice President, Information Technology
Mary Ellen Rybak, M.D.	57	Vice President, Medical Affairs and Chief Medical Officer
Thomas Theriault, Ph.D.	44	Vice President, Research
Laura Randall Woodhead	39	Vice President, Legal Affairs and Secretary

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

Thomas DeZao has served as our Vice President of Strategic Marketing and Sales since February 2002. From August 1999 to January 2002, Mr. DeZao was Vice President of Marketing and Medical Affairs at Corixa Corporation, a biopharmaceutical company, and Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation, where he was responsible for all aspects of the marketing plan for Bexxar, a radio-labeled monoclonal antibody developed to treat non-Hodgkin’s lymphoma. From July 1998 to June 1999, Mr. DeZao was the Vice President of Marketing and Sales for Asta Medica, a biopharmaceutical company, where he developed commercialization plans for an emerging U.S. oncology business. From October 1987 to March 1998, Mr. DeZao held a number of management positions for Chiron Corporation, a global pharmaceutical company, both in oncology marketing and sales. Mr. DeZao holds a B.A. in Political Science from Montclair State University.

Claude Miller has served as our Vice President of Quality since February 2004 and as our Vice President of Regulatory Affairs since December 2006. From September 2000 to November 2003, Mr. Miller held a number of key management positions at Alpha Therapeutic Corporation, a plasma fractionation biologics company, starting as Vice President of Regulatory and Quality before being elevated to the position of President and Chief Operating Officer in March 2002. From November 2003 to February 2004, Mr. Miller served as an outside consultant to Alpha Therapeutic Corporation, a biopharmaceutical company. From April 1997 to September 2000, Mr. Miller was

Senior Director of Operations at SangStat Medical Corporation, a transplant company. Prior to joining SangStat, Mr. Miller held a number of positions in Quality and Compliance at Somatix, Collagen Corporation and LifeScan Inc. Mr. Miller received his B.S. and M.S. in Molecular Biology/Microbiology from California State University, Long Beach.

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

Mary Ellen Rybak, M.D., has served as our Chief Medical Officer and Vice President of Medical Affairs since May 2006. Prior to joining us, Dr. Rybak was a vice president of oncology from November 1999 to April 2006 at Johnson & Johnson Pharmaceutical Research and Development, a developer and manufacturer of pharmaceuticals (Johnson & Johnson PRD). Prior to joining Johnson & Johnson PRD, Dr. Rybak held various research and management positions at Schering Plough Research Institute (Union, New Jersey), and a number of academic and administrative positions at University of Massachusetts Medical School. Dr. Rybak earned her doctor of medicine degree from Harvard Medical School and conducted her internship, residency and fellowship at the Brigham and Women’s Hospital in Boston, Massachusetts.

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

Laura Randall Woodhead has served as our Vice President, Legal Affairs and Secretary since March 2005. Ms. Woodhead joined us as senior corporate counsel in September 2002 after seven years at Cooley Godward Kronish LLP where she practiced corporate and securities law and served on our client team since 1997. Ms. Woodhead earned an A.B. in Political Science from Stanford University and a J.D. from the University of California Hastings College of Law.

Available Information

We maintain a site on the world wide web at www.genitope.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge on or through our website our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this Annual Report on Form 10-K can be found at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

ITEM 1A.	RISK FACTORS.

In evaluating our business, you should carefully consider the following risks in addition to the other information in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. It is not possible to predict or identify all such factors and, therefore, you should not consider any of these risks to be a complete statement of all the potential risks or uncertainties that we face.

Risks Related to Our Business

We are dependent on the success of our lead product candidate, MyVax, and if clinical trials of MyVax, or any other immunotherapies that we are developing or may develop, do not produce successful clinical trial results, we will be unable to commercialize these products.

We have expended most of our time, money and effort in the development of our lead product, MyVax, and we are dependent upon its success. MyVax is still in clinical development, has not yet received regulatory approval and may never be commercialized. To receive regulatory approval for the commercial sale of MyVax, or any other immunotherapies that we may develop, we must conduct, at our own expense, extensive clinical trials to demonstrate to the FDA and other regulatory agencies that it satisfies rigorous standards of safety and efficacy in humans. Clinical testing is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of MyVax, or any other immunotherapies that we may develop, including the following:

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing;

•	safety and efficacy results attained in our pivotal Phase 3 clinical trial for MyVax may be less positive than the results obtained in our previously-completed Phase 2 clinical trials for MyVax;

•	costs of our clinical trials may be greater than we currently anticipate;

•	after reviewing test results, we may abandon projects that we might have previously believed to be promising;

•	we, or regulators, may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and

•	the effects of MyVax, or any other immunotherapies that we may develop, on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use if approved.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, positive progression-free survival results in small scale Phase 2 clinical trials are not necessarily indicative of the progression-free survival results in larger Phase 3 clinical trials. Moreover, all preliminary clinical data reported from time to time prior to the release of final results of a trial regarding progression-free survival are not fully audited and have been taken from databases that have not been fully reconciled against medical records kept at the clinical sites or that may not include the most current information on patient disease progressions. The DSMB’s recommendation that we continue our ongoing pivotal Phase 3 clinical trial for MyVax may not be indicative of the eventual outcome of the Phase 3 clinical trial.

A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. The data collected from our clinical trials may not be sufficient to support regulatory approval of MyVax, or any other immunotherapies that we may develop. We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Beyond MyVax in NHL, we have only two other product development programs, which are at significantly earlier stages of development. We initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of CLL. We are also developing a panel of monoclonal antibodies; however we do not intend to file an IND application to initiate clinical trials before the first half of 2008. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. Our failure to adequately demonstrate the safety and efficacy of MyVax, or any other immunotherapies that we may develop, will prevent receipt of regulatory approval and, ultimately, commercialization of MyVax, or any other immunotherapies that we may develop.

We are subject to extensive regulation, which can be costly and time consuming and could subject us to unanticipated delays or prevent us from obtaining the required approvals to commercialize MyVax, or any other immunotherapies that we may develop.

MyVax, and any other immunotherapies that we may develop, as well as clinical trials and manufacturing activities, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. In the United States, MyVax cannot be marketed until it is approved by the FDA. Obtaining FDA approval involves the submission of the results of preclinical studies and clinical trials of MyVax, among other information. We may not be able to obtain FDA approval, and, even if we are able to do so, the process of obtaining these approvals is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. The FDA can delay, limit or deny approval of MyVax for many reasons, including:

•	the FDA may not find that MyVax is sufficiently safe or effective;

•	FDA officials may interpret data from preclinical testing and clinical trials differently than we do; and

•	the FDA may not find our manufacturing processes or facilities satisfactory.

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

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy. We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We have incurred losses in each year since our inception in 1996. Net losses were approximately $48.9 million in 2006, approximately $30.4 million in 2005 and approximately $27.0 million in 2004. As of December 31, 2006, we had an accumulated deficit of approximately $194.1 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years. This is due primarily to the preparations to manufacture MyVax on a commercial scale and the expansion of our clinical trials and research and development programs. We also have substantial lease obligations related to our new manufacturing facility and corporate headquarters that constitute a significant portion of our operating expenses. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the equipping and qualification of our new manufacturing facility. In addition, the facility is designed for the production of MyVax for 3,600 patients each year and, if MyVax receives regulatory approval, our facility would require us to purchase and install additional equipment to achieve this level of manufacturing capacity. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will achieve or sustain product revenues or become profitable, if ever.

We currently have no source of revenue and may never become profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, MyVax has not generated any revenue, and we do not know when or if MyVax will generate revenue. Our ability to generate revenue depends on a number of factors, including:

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing and results of the final analysis of our pivotal Phase 3 clinical trial;

•	the uncertainty of results of our ongoing pivotal Phase 3 clinical trial for MyVax, or other clinical trials of MyVax;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the uncertainty related to the completion of the equipping and qualification of our new manufacturing facility, including any purchase and installation of additional equipment for the facility that may be necessary to provide additional manufacturing capacity for the commercialization of MyVax if MyVax receives regulatory approval;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.

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

Developing patient-specific active immunotherapies, conducting clinical trials, establishing manufacturing facilities and marketing immunotherapies that we may develop is expensive. We will need to raise significant additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development activities;

•	satisfy lease obligations and operating expenses related to our new manufacturing and corporate headquarter facility;

•	complete the equipping and qualification of our new manufacturing facility, including the purchase and installation of any additional equipment that may be necessary to achieve additional manufacturing capacity for commercialization of MyVax if MyVax receives regulatory approval; and

•	commercialize MyVax, or any other immunotherapies that we may develop, if any such immunotherapies receive regulatory approval.

We believe that our current cash, cash equivalents and marketable securities, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan through at least the end of 2007, which includes the anticipated timing of the completion of our Phase 3 clinical trial in November 2007. However, actual results could vary significantly as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect our cash consumption will continue to increase in 2007, as we anticipate an increase in our expenses related to the equipping and qualification of our new manufacturing facility, the growth of the company and research and development of our monoclonal antibody product candidates, as well as the continued development of MyVax. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. Our manufacturing facility must be qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. The facility is designed for the production of MyVax for 3,600 patients each year and, if MyVax received regulatory approval, our facility would require the purchase and installation of additional equipment to obtain this level of manufacturing capacity.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the cost and timing of completing the equipping and qualification of our manufacturing facility, including the purchase and installation of additional equipment necessary to achieve additional manufacturing capacity for commercialization of MyVax if MyVax receives regulatory approval;

•	the cost of operating our manufacturing facility;

•	the rate of progress and magnitude and cost of our product development efforts and other research and development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of assembling a BLA for MyVax;

•	the costs of manufacturing MyVax for clinical trials;

•	the timing and costs related to development of our other product candidates;

•	the costs and timing of regulatory approval;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the success, if any, of the commercialization of MyVax, if regulatory approval is obtained;

•	the pace of expansion of administrative and other infrastructure expenses required to support the growth of the organization;

•	the effect of competing technological and market developments; and

•	our ability to establish collaborative, licensing or other arrangements for the development, sale, marketing or distribution of our product candidates and the terms of those arrangements.

Future capital requirements will also depend upon the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.

We cannot predict when we may begin to realize product revenue, if at all. We currently anticipate that we will obtain the initial results of the primary analysis, that is, whether a statistically significant increase in progression-free survival is observed in patients receiving MyVax compared to patients receiving the control substance, from our Phase 3 clinical trial by the end of 2007; however, it will take several months following the last patient visit, currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial.

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

Our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL is being conducted at 34 treatment centers in the United States and Canada and will require long-term follow-up of the 287 patients randomized into the trial. In addition, we initiated a Phase 2 clinical trial of MyVax for the treatment of CLL in February 2006. This clinical trial is being conducted at eight sites across the United States. We do not have the ability to independently conduct clinical trials for MyVax, or any other immunotherapies that we may develop, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third-party couriers to transport patient tissue samples and MyVax. If any of our relationships with these contract research organizations, medical institutions, clinical investigators, contract laboratories or third-party couriers terminate, we may not be able to enter into arrangements with alternative third parties. If certain of these third parties, such as medical institutions, clinical investigators or contract laboratories, do not successfully carry out their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize MyVax, or any other immunotherapies that we may develop.

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

To date, we have manufactured MyVax in quantities necessary to support our ongoing pivotal Phase 3 clinical trial and Phase 2 clinical trials for MyVax. We have no experience in manufacturing MyVax, or any other immunotherapies, for the number of patients and at a cost that would support commercial use. In addition, since no other company has manufactured an active immunotherapeutic product for commercial sale, there are no precedents from which we could learn. To commercialize MyVax, we will need to complete equipping of and qualify our new manufacturing facility to meet current Good Manufacturing Practices, or cGMP, standards. In addition, our new manufacturing facility is designed for the production of MyVax for 3,600 patients each year and, if MyVax receives regulatory approval, we would need to purchase and install additional equipment to achieve this level of manufacturing capacity. In any build-out, equipping or qualification process, we may encounter problems with, among other things, controlling costs and quality control and assurance. If we cannot manufacture a sufficient supply of MyVax on acceptable terms, the commercialization of MyVax will be delayed or prevented.

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

Manufacturing MyVax is a complex multi-step process that requires us to expend significant time, money and effort on production, recordkeeping and quality control systems to assure that MyVax will meet product specifications and other regulatory requirements. In addition, manufacturing MyVax requires coordination internally among our employees as well as externally with physicians, hospitals and third-party suppliers and carriers. This process involves a number of risks that may lead to failures or delays in manufacturing MyVax, including:

•	failure to obtain a sufficient supply of key raw materials of suitable quality;

•	difficulties in manufacturing MyVax for multiple patients simultaneously;

•	difficulties in obtaining adequate tumor samples from physicians;

•	difficulties in the timely shipping of tumor samples to us or in the shipping of MyVax to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;

•	difficulties in completing the development and validation of the specialized assays required to ensure the consistency of MyVax;

•	failure to ensure adequate quality control and assurances in the manufacturing process as we increase the production quantities of MyVax;

•	destruction of, or damage to, tumor samples or MyVax during the shipping process due to improper handling by third-party carriers, hospitals, physicians or us;

•	destruction of, or damage to, tumor samples or MyVax during storage at our facilities;

•	destruction of, or damage to, tumor samples or MyVax stored at clinical and/or future commercial sites due to improper handling or holding by clinicians, hospitals or physicians;

•	difficulties in qualifying and effectively operating our new manufacturing facility or in procuring or installing any additional equipment that may be necessary to conduct commercial-scale manufacturing;

•	failure to comply with, or significant changes in, regulatory requirements, such as FDA regulations and environmental laws;

•	destruction of, or damage to, our manufacturing facilities or equipment;

•	shortages of qualified personnel; and

•	difficulties in ensuring the quality and consistency of materials and services provided by our suppliers.

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

We currently depend on single source suppliers for critical raw materials used in MyVax and other components used in the manufacturing process and required for the administration of MyVax. In particular, our manufacturing process for MyVax requires keyhole limpet hemocyanin or KLH, a foreign carrier protein which is derived from a giant sea snail. We purchase KLH from biosyn Arzneimittel GmbH, or biosyn, a single source supplier. In December 1998, we entered into a supply agreement with biosyn, pursuant to which biosyn agreed to supply us with KLH. The supply agreement expired on December 9, 2005, and a new agreement has not yet been entered into with biosyn. We remain in discussions with biosyn regarding a new supply agreement, but we may not be able to reach an agreement with biosyn on terms that are acceptable to us, or at all. There may be no other supplier of KLH of suitable quality for our purposes, and there are significant risks associated with our ability to produce KLH of suitable quality ourselves. Even if we identify another supplier of KLH, or produce KLH ourselves, we will not be able to use the alternative source of KLH for the commercial manufacture of MyVax unless the KLH is found to be comparable to the existing KLH. In addition, even if MyVax is approved for commercial sale by the FDA, the FDA requires that, before we can begin to commercially manufacture MyVax, we must ensure that any supplier of KLH will be compliant with cGMP. Any inability to obtain a sufficient supply of KLH of suitable quality from biosyn or an alternate supplier, or produce such KLH ourselves, could delay or prevent completion of our clinical trials and commercialization of MyVax.

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

Administration of MyVax requires an adjuvant, which is a substance that is administered with an antigen to enhance or increase the immune response to that antigen. We use Leukine sargramostim, a commercially available recombinant human granulocyte-macrophage colony stimulating factor known as GM-CSF, as an adjuvant for MyVax, which is commercially available solely from Berlex Laboratories, Inc. in the United States and Canada. We currently purchase GM-CSF from Berlex for use in our clinical trials on a purchase-order basis and do not have a supply agreement with Berlex. GM-CSF is an FDA-approved and commercially available drug that may be purchased by physicians. If GM-CSF were to become unavailable as a result of regulatory actions, supply constraints or other reasons, our development of MyVax could be delayed or jeopardized.

In the event we receive regulatory approval for MyVax, we would need to significantly increase the volume of our purchases of these and other critical materials, and we cannot be certain that large volumes will be available from our current suppliers. Establishing additional or replacement suppliers for these materials or components may take a substantial amount of time. In addition, we may have difficulty obtaining similar materials from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of MyVax, or any other immunotherapies that we may develop, could be interrupted for an extended period of time, which may delay or prevent completion of our clinical trials or commercialization of MyVax, or any other immunotherapies that we may develop. If we are unable to obtain adequate amounts of these materials, any of our prospective or ongoing clinical trials will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different materials that may not be as safe or as effective. As a result, regulatory approval of MyVax may not be received at all.

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

We rely on the availability and condition of our sole manufacturing facility in Fremont, California. If the facility were damaged or destroyed then our ability to manufacture products would be significantly affected and we would be delayed or prevented from completing our clinical trials and commercializing MyVax, or any other immunotherapies that we may develop.

We currently rely on the availability and condition of our sole manufacturing facility, located in Fremont, California, to manufacture MyVax. We completed the build-out of a new manufacturing facility and corporate headquarters in Fremont, California during the fourth quarter of 2006. The new facility is located in a seismic zone, and there is the possibility of an earthquake which, depending on its magnitude, could be disruptive to our operations. If our manufacturing facility or the equipment in the facility were significantly damaged or destroyed for any reason, we would not be able to replace our manufacturing capacity quickly or inexpensively. We may have to wait until we repaired the facility or equipment before we could resume clinical production. The damage or destruction of the Fremont facility could affect our ability to complete clinical trials of, and to manufacture and commercialize, MyVax, or any other immunotherapies that we may develop. In addition, our facilities have been subject to electrical blackouts as a result of a shortage of available electrical power. Although we have back-up emergency power generators to cover energy needs for key support systems, a lengthy outage could disrupt the operations of our facilities and clinical trials. Any significant business interruption could cause delays in our product development or harm our business.

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

As of December 31, 2006, we held two U.S. patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.

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

In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies. To date, we have elected not to seek licenses for these patents because, among other reasons, we believe that our pre-commercialization activities fall within the scope of an available exemption. In addition, we do not believe that we will be required to seek any licenses upon completion of our pre-commercialization activities. For more information, please refer to the section in this Annual Report on Form 10-K entitled “Business — Intellectual Property.” We may be exposed to future litigation by the companies holding these patents or other third parties based on claims that MyVax, or any other immunotherapies that we may develop, or the methods we employ to manufacture them, infringe their intellectual property rights. Our ability to manufacture and commercialize MyVax, or any other immunotherapies that we may develop, may depend on our ability to demonstrate that MyVax, or any other immunotherapies that we may develop, and our manufacturing processes do not infringe third-party patents. If these patents were found to cover MyVax, or any other immunotherapies that we may develop, or our manufacturing process, we could be required to pay substantial damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtained a license. A license may not be available to us on acceptable terms in the future, if at all.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claimed that we infringed on its technology, we could face a number of issues, including:

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

We are not able to prevent others, including potential competitors, from using the patient-specific idiotype protein-KLH conjugate, comprising a single idiotype protein, that we use in our lead product candidate, MyVax, for the treatment of follicular B-cell NHL.

Although we are able to receive patent protection for our amplified cell lines and the process we use to manufacture the tumor-derived idiotype protein used in MyVax, the patient-specific idiotype-KLH conjugate, comprising a single idiotype protein, and its use for the treatment of follicular B-cell NHL is in the public domain and therefore cannot be patented. As a result, we cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with MyVax.

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

Before we can begin to commercially manufacture MyVax, we must obtain regulatory approval from the FDA for our manufacturing process and facility. In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before MyVax can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers are found to be out of compliance with cGMP, we may experience delays or disruptions in the manufacturing of MyVax while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. Many of our suppliers are also subject to inspection by the FDA or other regulatory bodies and could experience disruptions in their ability to supply products or services to us if regulators discover serious non-compliance issues. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell MyVax, or any other immunotherapies that we may develop.

We are currently manufacturing MyVax for our clinical trials at our existing facility in Fremont, California. Our facility is currently subject to licensing requirements of the California Department of Health Services. We applied for a license in the third quarter of 2006 and are waiting for the department to inspect our facility. Successful completion of an inspection is a condition to receipt of a license. Our facility is subject to inspection at any time by the FDA and the California Department of Health Services. Failure to obtain and maintain our license from the California Department of Health Services or to meet the inspection criteria of the FDA and the California Department of Health Services would disrupt our manufacturing processes and would harm our business. If an inspection by the FDA, California Department of Health Services or foreign regulatory authorities indicated that there were deficiencies, we could be required to take remedial actions, or our facility may be closed.

In order to commercialize MyVax, or any other immunotherapies that we may develop, we will need to equip and qualify our new manufacturing facility. Preparing a facility for commercial manufacturing may involve unanticipated delays and the costs of complying with FDA regulations may be higher than we anticipated. In addition, our facility is designed for the production of MyVax for 3,600 patients each year and, if MyVax receives regulatory approval, we would need to purchase and install additional equipment to achieve this level of manufacturing capacity. Any material changes we make to the manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business.

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

If physicians and patients do not use MyVax or any other immunotherapies that we may develop, our ability to generate revenue in the future will be limited.

If approved, MyVax, or any other immunotherapies that we may develop, may not gain market acceptance among physicians, patients, health care payors and the medical community. The degree of market acceptance of any approved immunotherapies will depend on a number of factors, including:

•	acceptable evidence of safety and efficacy;

•	market acceptance of patient-specific active immunotherapies;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	ability to produce an active immunotherapy at a competitive price;

•	convenience and ease of administration;

•	publicity concerning our products or competitive products;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

If MyVax, or any other immunotherapies that we may develop, are approved but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients for the initial indication, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize MyVax or other immunotherpies for other indications, and thus we may not ever generate enough product revenue to become profitable.

If we are unable to obtain acceptable prices or adequate coverage and reimbursement from third-party payors for MyVax, or any other immunotherapies that we may develop, our revenues and prospects for profitability will suffer.

Our ability to commercialize MyVax, or any other immunotherapies that we may develop, is highly dependent on the extent to which coverage and reimbursement for MyVax, or any other immunotherapies that we may develop, will be available from:

•	governmental payors, such as Medicare and Medicaid;

•	private health insurers, including managed care organizations; and

•	other third-party payors.

Many patients will not personally be capable of paying for MyVax, or any other immunotherapies that we may develop and will rely on third-party payors to pay for their medical needs. A primary current trend in the U.S. health care industry is toward cost containment. Large private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use MyVax, or any other immunotherapies that we may develop. Cost-control initiatives could lead us to decrease the price we might otherwise establish for MyVax, or any other immunotherapies that we may develop, which would also result in lower product revenues. If governmental and other third-party payors do not provide adequate coverage and reimbursement levels for MyVax, or any other immunotherapies that we may develop, our revenue and prospects for profitability will suffer.

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

We expect that our ability to compete effectively will depend upon our ability to:

•	successfully and rapidly complete clinical trials and obtain all requisite regulatory approvals in a cost-effective manner;

•	reliably and cost-effectively manufacture sufficient quantities of MyVax;

•	maintain a proprietary position for our manufacturing process and other technology;

•	obtain appropriate reimbursement approvals for MyVax;

•	attract and retain key personnel; and

•	build an adequate sales and marketing infrastructure for MyVax.

In addition, our ability to compete effectively will depend on the relative efficacy and safety of other products approved for sale as compared to own products.

Various products are currently marketed for treatment of NHL. Rituxan, a monoclonal antibody co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the first line treatment of relapsed or refractory, low grade or follicular B-cell NHL, as well as for first-line treatment of diffuse large B-cell NHL in combination with chemotherapy. In addition, several companies, such as GlaxoSmithKline and Biogen Idec Inc., are involved in the development of passive immunotherapies for the treatment of NHL. There are also additional monoclonal antibodies in various stages of development for NHL, many of which are slated to be used in combination with Rituxan. Other treatment approaches include radioimmunotherapy, which essentially combines a passive immunotherapy with a radio-labeled monoclonal antibody to improve tumor cell destruction. This approach is approved for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL and is under clinical investigation for earlier use in low grade NHL. For more information, please refer to the section entitled “Business — MyVax Personalized Immunotherapy” in this Annual Report on Form 10-K.

In addition, there are several companies focusing on the development of active immunotherapies for the treatment of NHL, including Favrille, Inc. and Biovest International, Inc., a majority-owned subsidiary of Accentia, Inc. Favrille has completed enrollment of its Phase 3 clinical trial, and Biovest is still enrolling patients for its active immunotherapy Phase 3 clinical trial in patients with follicular NHL. If either company meets its clinical trial endpoints and its immunotherapy is approved by the FDA, it could compete directly with MyVax, if approved. In addition, researchers are continually learning more about NHL and other forms of cancer, and new discoveries may lead to new technologies for treatment. As a result, MyVax, or any other immunotherapies that we may develop, may be rendered obsolete and noncompetitive at any time.

Our efforts to discover, develop and commercialize MyVax for indications other than follicular B-cell NHL are at an early stage and are subject to a high risk of failure.

The process of successfully developing product candidates is very time-consuming, expensive and unpredictable. We have recently begun to direct our efforts toward the development of MyVax for indications other than follicular B-cell NHL. We initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of CLL. This clinical trial is being conducted at eight sites across the United States. Patients in this Phase 2 clinical trial are administered 16 immunizations over 52 weeks. The primary endpoint of the Phase 2 clinical trial is whether or not an immune response can be generated. We have completed enrollment of 76 patients in this trial and the immunization phase has begun. We do not know whether this clinical trial or other clinical trials for MyVax in indications other than follicular B-cell NHL will be completed on schedule, if at all. In addition, we do not know whether this clinical trial or other clinical trials will result in marketable products. Typically, there is a high rate of attrition for product candidates in clinical trials. We do not anticipate that MyVax for indications other than follicular B-cell NHL will reach the market for at least several years, if at all.

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

We are subject to new legislative efforts, regulatory proposals and managed care initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Prescription Drug and Medicare Improvement Act of 2003 provides a new Medicare prescription drug benefit that began in 2006 and mandates other reforms. Although we cannot predict the full impact on our business of the implementation of this new legislation, it is possible that the new benefit, which is managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This effect could harm our ability to market our products and generate revenues.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop MyVax, or any other immunotherapies that we may develop, conduct our clinical trials and commercialize MyVax, or any other immunotherapies that we may develop.

Our success depends upon our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., Ph.D., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax or adversely affect our other development efforts. Currently, we do not have employment agreements with any members of senior management. As of December 31, 2006, Dr. Denney owned 1,266,933 shares of our common stock that were not subject to any vesting and options to purchase 779,167 shares of our common stock, of which approximately 285,415 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this Item, may have a significant impact on the market price of our common stock:

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

In particular, you may not be able to resell your shares at or above your purchase price. The stock markets in general, and the markets for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which would impair our business, operating results and financial condition.

Anti-takeover provisions in our charter documents and under Delaware law could make our acquisition, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent our acquisition or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include a classified board of directors and a prohibition on actions by our stockholders by written consent. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us in certain circumstances. Finally, these provisions establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders.

The ownership interests of our officers, directors and largest stockholders could conflict with the interests of our other stockholders.

As of February 22, 2007, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 27.2% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Future sales of our common stock could lower the market price of our common stock.

Sales of substantial amounts of shares in the public market could reduce the market price of our common stock. As of February 22, 2007, 36,052,685 shares of our common stock were outstanding. All of these shares are freely tradable under federal and state securities laws. Of the 3,871,814 shares issuable upon exercise of options to purchase our common stock outstanding as of February 22, 2007, approximately 1,628,613 shares were vested and eligible for sale as of February 22, 2007. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

In May 2005, we entered into two agreements (the “Lease Agreements”) to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is 15.5 years, terminating in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property. Simultaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the approximately 220,000 square foot, two-building campus. The construction build-out began in the fourth quarter of 2005 was completed in two phases, with the first building completed in the third quarter of 2006 and the second building which was completed in the fourth quarter of 2006.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the Nasdaq Global Market under the symbol “GTOP” since October 30, 2003. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq Global Market:

	Common Stock
	2006		2005
	High	Low	High	Low

Fourth Quarter	$3.76	$2.94	$8.50	$5.92
Third Quarter	6.81	2.33	13.34	6.79
Second Quarter	8.87	6.09	13.59	10.70
First Quarter	9.70	8.06	16.71	12.10

Holders

As of February 22, 2007, there were approximately 214 holders of record of our common stock.

Dividends

Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be solely at the discretion of our board of directors.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited financial statements not included in this Annual Report Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the accompanying notes to the financial statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Operating expenses:
Research and development(1)	$40,241	$25,867	$22,571	$19,678	$15,915
Sales and marketing(1)	2,740	2,704	1,793	1,591	1,338
General and administrative(1)	$8,627	4,938	3,356	2,937	2,832

Total operating expenses	$51,608	33,509	27,720	24,206	20,085

Loss from operations	(51,608)	(33,509)	(27,720)	(24,206)	(20,085)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	(3,509)	—
Interest expense	(1,164)	(26)	(4)	(2,845)	—
Interest and other income, net	$3,860	3,111	698	97	221

Net loss	(48,912)	(30,424)	(27,026)	(30,463)	(19,864)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	(18,407)	—

Net loss attributable to common stockholders	$(48,912)	$(30,424)	$(27,026)	$(48,870)	$(19,864)

Basic and diluted net loss per share attributable to common stockholders	$(1.39)	$(1.08)	$(1.31)	$(11.86)	$(11.62)

Shares used in computing basic and diluted net loss attributable to common stockholders	35,081	28,271	20,683	4,122	1,710

(1)	Includes non-cash stock-based compensation of the following:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Research and development	$2,072	$76	$627	$1,046	$589
Sales and marketing	262	57	143	176	141
General and administrative	2,835	151	210	679	635

Total	$5,169	$284	$980	$1,901	$1,365

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$51,682	$42,358	$116,509	$29,790	$9,422
Working capital	42,967	31,932	113,989	26,590	7,929
Restricted cash and marketable securities	9,579	38,762	—	—	—
Total assets	160,423	115,395	119,865	32,352	11,986
Current portion of credit line	1,662	—	—	—	—
Non-current portion of credit line	3,609	—	—	—	—
Lease financing liability, including accrued interest	41,941	15,787	—	—	—
Convertible preferred stock	—	—	—	—	46,853
Deficit accumulated during development stage	(194,125)	(145,213)	(114,789)	(87,763)	(38,893)
Total stockholders’ equity (deficit)	102,846	86,948	116,196	28,742	(36,414)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Form 10-K (including the disclosures under “Item 1A. Risk Factors).

Overview

We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax® personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial for the treatment of follicular B-cell non-Hodgkin’s lymphoma, or B-cell NHL and has clinical trials in diffuse large B-cell NHL and mantle cell NHL. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% to 90% of diagnosed cases of lymphoma. In the United States, approximately 55,000 patients are newly diagnosed with NHL each year, and there are over 300,000 existing patients currently diagnosed with NHL. Our pivotal Phase 3 clinical trial is designed for the treatment of follicular B-cell NHL, which represents approximately 22% of the cases of NHL. Results from our completed and our ongoing clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL.

In November 2000, based on positive interim Phase 2 clinical trial results from our 9901 trial, we initiated a pivotal, double-blind, placebo-controlled Phase 3 clinical trial, our 2000-03 trial, to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL. The treatment phase for all of the 287 patients enrolled in this trial has been completed. During the week of July 24, 2007, our independent Data Safety Monitoring Board, or DSMB, met and reviewed the second planned interim analysis of blinded data for safety and efficacy in our pivotal Phase 3 clinical trial and recommended the trial continue as planned. We currently anticipate that we will obtain the initial results of the primary analysis, that is whether a statistically significant increase in progression-free survival is observed in patients receiving MyVax compared to patients receiving the control substance, from our Phase 3 clinical trial by the end of 2007; however, it will take several months following the last patient visit, currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial. We believe that, if successful, the results of our Phase 3 clinical trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL. The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $40.2 million, $25.9 million and $22.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. From inception through December 31, 2006, the total research and development costs associated with and incurred for the development of MyVax for the treatment of follicular B-cell NHL were approximately $141.2 million.

We are also developing a panel of monoclonal antibodies that we believe potentially represents an additional novel, personalized approach for treating NHL. We recently filed patent applications for the composition and therapeutic use of this panel. The monoclonal antibodies could eventually be used alone or in synergistic combination with MyVax and might reduce or eliminate the need for chemotherapy in the early treatment of NHL. We intend to file an investigational new drug, or IND, application in the first half of 2008 and initiate clinical trials thereafter.

We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development-stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2006, we had an accumulated deficit of $194.1 million. As of December 31, 2006, we had cash, cash equivalents and marketable securities of $61.3 million, including $9.6 million that is restricted as to its use. In February 2006, we completed an underwritten public offering under our 2005 shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and estimated offering expenses, we received net proceeds of approximately $58.4 million.

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

The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing or cost of the efforts necessary to complete the development of MyVax nor can we predict with precision when these development efforts will be completed. We cannot reasonably predict when we may have material net cash inflows from sales of MyVax, if ever. These uncertainties result from the numerous risks associated with developing MyVax, including:

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing and results of the final analysis of our pivotal Phase 3 clinical trial for MyVax;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the uncertainty related to completion of the equipping and qualification of our new manufacturing facility, including the purchase and installation of any additional equipment that may be necessary to achieve additional manufacturing capacity for commercialization of MyVax, if MyVax receives regulatory approval;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.

If we fail to complete the development of MyVax in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations and financial condition.

A further discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “We will need significant additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts,” “We currently have no source of revenue and may never become profitable,” “We are dependent on the success of our lead product candidate, MyVax, and if clinical trials of MyVax, or any other immunotherapies that we may develop, do not produce successful clinical trial results, we will be unable to commercialize these products” and “Our efforts to discover, develop and commercialize MyVax for indications other than follicular B-cell NHL are at an early stage and are subject to a high risk of failure,” as well as other risk factors. We anticipate that we will continue to incur significant and increasing operating losses for the foreseeable future as we continue our clinical development, apply for regulatory approvals, equip and qualify our manufacturing facility, including the purchase and installation of any additional equipment that may be necessary to achieve additional manufacturing capacity for the commercial-scale manufacture of MyVax if MyVax receives regulatory approval, and seek to develop active immunotherapies for the treatment of CLL and potentially other forms of cancer, to establish sales and marketing and distribution capabilities and otherwise to expand our operations.

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

Stock-Based Compensation.

We have adopted various stock plans that provide for the grant of stock option awards to employees, non-employee directors and consultants. We also have an employee stock purchase plan (the “ESPP”) which enables employees to purchase our common stock. See Note 10 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock based compensation expense.

During the first quarter of fiscal 2006, we adopted the provisions of, and began to account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Recognized stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 for options granted after our initial public offering of our common stock (the “IPO”). Compensation expense for the share-based payment awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, amounts recorded in future periods may differ significantly from amounts we have recorded in the current period and could materially affect our results of operations.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. Any such change may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. The use of a particular option valuation model may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Note 10 for further information regarding the SFAS 123R disclosures.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements, but do not expect this interpretation to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The provisions of SFAS 157 are effective as of January 1, 2007. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of this Statement to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006).

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).

The statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier adoption is permitted provided the company also elects to apply the provisions of SFAS 157, Fair Value Measurement. We are currently evaluating the impact that this standard may have on our financial statements.

Results of Operations

Research and development expenses

	Year Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
	(In millions, except percentages)

Staffing related	$18.1	$12.7	$9.5	43%	34%
Clinical trial and manufacturing material costs	8.2	6.5	8.5	26%	(24)%
Amortization of deferred stock-based compensation	2.1	0.1	0.6	2000%	(83)%
Facilities and other costs	11.8	6.6	4.0	79%	65%

Total research and development expenses	$40.2	$25.9	$22.6	55%	15%

Research and development expenses represented approximately 78%, 77% and 81% of our total operating expenses for the years ended December 31, 2006, 2005 and 2004, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and costs related to the development of our manufacturing process.

The increase in research and development expenses for 2006 as compared to 2005 was a result of higher staffing levels and development activity, of which approximately $5.4 million was related to the hiring of process sciences, research and manufacturing executives and related personnel during 2006. In addition, we recognized higher facilities and other costs of approximately $5.2 million in 2006, which included higher rent expense of approximately $1.6 million associated with the Lease Agreements for the new manufacturing facility and corporate headquarters, as well as an increase of approximately $0.6 million related to information technology costs, an increase of approximately $1.5 million in depreciation expense, a $0.7 million increase in utilities expenses and $0.4 million of other facility costs related to our facilities located in Redwood City, Fremont and Foster City, California. There was also an increase in non-cash stock-based compensation expense of approximately $2.0 million related to the adoption of SFAS 123R, which requires the recording of stock option expense. Other increased costs of approximately $1.7 million were related to increased usage of clinical trial materials and external testing.

The increase in research and development expenses for 2005 as compared to 2004 was a result of higher staffing levels, of which approximately $3.2 million was related to the hiring of process sciences, research and manufacturing executives and related personnel during 2005. In addition, we recognized higher facilities and other costs of approximately $2.6 million in 2005, associated with the Lease Agreements for the new manufacturing facility and corporate headquarters. These increases were offset partially by decreased costs related to manufacturing materials and external testing of approximately $2.0 million, resulting from the completion of patient registration in the second quarter of 2004 for our pivotal Phase 3 clinical trial and a decrease in non-cash stock-based compensation expense of approximately $0.5 million resulting from the continued vesting of these previously-granted options.

We expect to devote substantial resources to research and development in future periods as we continue our development of MyVax and expect our research and development expenditures to increase during 2007 and subsequent years. Many factors can affect the cost and timing of our clinical trials, including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our product candidates. In addition, the development of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of further development and approval of our products.

Sales and marketing expenses

	Year Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
	(In millions, except percentages)

Staffing related	$1.1	$1.1	$0.5	0%	120%
Product advocacy costs	0.6	1.0	1.0	(40)%	0%
Amortization of deferred stock-based compensation	0.3	0.1	0.1	200%	0%
Facilities and other costs	0.7	0.5	0.2	40%	150%

Total sales and marketing expenses	$2.7	$2.7	$1.8	0%	50%

Sales and marketing expenses primarily consist of personnel costs and outside marketing activities related to product support and awareness.

Sales and marketing expenses were generally the same in 2006 as in 2005, as higher allocated facilities’ costs and the impact of SFAS 123R related to recording of stock option expense were offset by a $0.4 million decline in product advocacy costs.

Sales and marketing expenses increased for 2005 as compared to 2004, primarily due to increased staffing costs of approximately $0.6 million related to the hiring of additional staff. Facilities and other costs increased by $0.3 million primarily due to increased rent expense associated with our new facilities.

We expect sales and marketing spending to remain about the same in 2007 as 2006, but then to increase in subsequent years as we prepare for the possible commercialization of MyVax for the treatment of follicular B-cell NHL.

General and administrative expenses

	Year Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
	(In millions, except percentages)

Staffing related	$2.7	$2.3	$1.4	17%	64%
Legal, professional fees and insurance	2.0	1.5	1.1	33%	36%
Amortization of deferred stock-based compensation	2.8	0.2	0.2	1300%	0%
Facilities and other costs	1.1	0.9	0.6	22%	50%

Total general and administrative expenses	$8.6	$4.9	$3.3	76%	48%

General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.

General and administrative expenses increased in 2006 as compared to 2005, due to the $2.6 million impact from our adoption of SFAS 123R related to recording of stock option expense, additional administrative expenses of approximately $0.9 million related to higher payroll-related costs, legal and professional fees and corporate insurance costs required to support the organizational growth of the company, and $0.2 million of higher allocated facilities’ costs.

General and administrative expenses increased in 2005 as compared to 2004, due primarily to higher payroll-related costs, legal and professional fees and corporate insurance costs totaling approximately $1.3 million required to support the organizational growth of the company, and $0.3 million of increased rent expense associated with our new facilities.

We expect our general and administrative expenses to remain about the same in 2007 as 2006, but then to increase in subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL and incur additional infrastructure costs associated with our organizational growth, including costs associated with potential implementation of new finance and accounting systems.

Interest Expense

	Year Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
	(In thousands, except percentages)

Interest expense	$1,164.0	$26.0	$4.0	4377%	550%

Interest expense for the years ended December 31, 2006 and 2005 was $1,164,000 and $26,000, respectively, compared to interest expense of $4,000 for the year ended December 31, 2004. The increase in 2006 over 2005 was primarily due to interest of $1,088,000 recorded for the amortization of the lease finance obligation recorded under EITF 97-10.

Interest and Other Income, Net

	Year Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
	(In millions, except percentages)

Interest and other income, net	$3.9	$3.1	$0.7	24%	343%

The increase in interest and other income, net, in 2006 as compared to 2005 was due to interest received on higher average cash balances as a result of proceeds received from our public offering in February 2006, as well as higher interest rates during 2006. The increase in interest and other income, net, in 2005 as compared to 2004 was due to interest received on higher average cash balances as a result of proceeds received from our follow-on offering in June 2004 and our private placement in December 2004, as well as higher interest rates during 2005.

Liquidity and Capital Resources

	As of December 31,
	2006	2005	2004
	(In millions)

Cash, cash equivalents and marketable securities (inclusive of $9.6 million and $38.8 million on December 31, 2006 and December 31, 2005 respectively, which is restricted as to its use)	$61.3	$81.1	$116.5

	Year Ended December 31,
	2006	2005	2004

Cash flows:
Net cash used in operating activities	$(43.8)	$(29.3)	$(25.8)

Net cash used in investing activities	$(20.9)	$(31.0)	$(57.3)

Net cash provided by financing activities	$82.5	$0.9	$113.3

As of December 31, 2006, we had cash, cash equivalents and marketable securities of $61.3 million, including $9.6 million, that is restricted as to its use, compared to $81.1 million as of December 31, 2005 and $116.5 million as of December 31, 2004. We have two outstanding letters of credit related to the construction of our new manufacturing facility and corporate headquarters that, as of December 31, 2006, were collateralized by $8.6 million of cash, cash equivalents and marketable securities held in one of our investment accounts and classified as a restricted, noncurrent asset on our balance sheet. As we have proceeded with the build-out and the payment of the construction costs, these collateralized assets have decreased in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral for two other letters of credit related to the lease of our new facilities. Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” on our balance sheet.

We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and as of December 31, 2006, we had an accumulated deficit of approximately $194.1 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Also, our accumulated deficit includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through December 31, 2006, we had amortized and expensed non-cash stock-based compensation of approximately $10.2 million.

Net cash used in operating activities was $43.8 million, $29.3 million and $25.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increased use of cash in operations for 2006 compared to 2005 was primarily due to $12.4 million of research and development activities associated with MyVax for the treatment of B-cell NHL (excluding deferred stock compensation charges, which are non-cash), and an unfavorable cash flow impact of $2.4 million due to the reduction in accounts payable resulting from lower year-end activity and the timing of payments to vendors (excluding capital spending).

The increased use of cash in operations for 2005 compared to 2004 was primarily due to our continued research and development activities associated with MyVax for the treatment of B-cell NHL and higher cash usage for prepaids and other assets, primarily related to $0.6 million of prepaid rent and $0.4 million of new facility construction costs paid by the company that have not yet been reimbursed by the landlord. These increased uses of cash were offset in part by a $0.8 million increase in accounts payable attributable to the timing of vendor payments.

Net cash used in investing activities was $20.9 million, $31.0 million and $57.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash provided by sales and maturities of marketable securities (net of purchases of marketable securities) was $38.0 million in 2006. The net decrease in marketable securities was primarily used to fund capital expenditures and operations in 2006. In addition, $29.2 million of cash and marketable securities were reclassified from restricted to unrestricted, in connection with the progress made on the build-out of our new manufacturing facility and corporate headquarters. Cash payments for capital expenditures increased by approximately $53.1 million in 2006 as compared to 2005. Purchases in 2006 consisted primarily of payments related to pre-construction, construction and design activities for our new manufacturing facility and corporate headquarters. The facility was completed in the fourth quarter of 2006, although we are continuing to equip and qualify the facility . The current estimated cost of the build-out is approximately $65 million. As part of the construction agreements, the landlord has provided a tenant improvement allowance of approximately $26.3 million, which is being applied towards the construction of the two buildings. The facility is designed for the production of MyVax for 3,600 patients each year and, if MyVax receives regulatory approval, we would need to purchase and install additional equipment in our facility to achieve this level of manufacturing capacity. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of our marketable securities.

Net cash used to purchase marketable securities (net of sales and maturities of marketable securities) was $24.2 million in 2005. The net increase in marketable securities was primarily due to our investing of the proceeds of our December 2004 private placement, offset in part by usage to fund operations in 2005. In addition, $38.8 million of cash and marketable securities were reclassified as restricted, in connection with to the build-out of our new manufacturing facility and corporate headquarters. Cash payments for capital expenditures increased by approximately $5.0 million in 2005 as compared to 2004. Purchases in 2005 consisted primarily of payments related to pre-construction, construction and design activities for our new manufacturing facility and corporate headquarters. Cash used in investing activities during 2005 also included a $1.0 million cash security deposit paid to the landlord of our new facility.

During the year ended December 31, 2004, we purchased $129.7 million of marketable securities, which was partially offset by maturities and sales of marketable securities of $73.1 million.

Net cash provided by financing activities was $82.5 million, $0.9 million and $113.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006, we completed the sale, in a registered underwritten public offering pursuant to our effective shelf registration statement, of 7,360,000 shares of our common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $58.5 million. During the year ended December 31, 2006, we also received proceeds of approximately $5.5 million from borrowings against a line of credit from the General Electric Capital Corporation (“GECC”) for the purchase of computer, laboratory and manufacturing equipment. Cash used in financing activities during 2006 included a $1.4 million cash security deposit paid to GECC related to the line of credit obtained in the fourth quarter. We also received approximately $0.9 million in proceeds from the issuance of common stock under our stock option and employee stock purchase plans. This was partially offset by approximately $0.2 million for repayment of our borrowing related to the GE line of credit.

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

As of December 31, 2006, we had contractual and other debt obligations as follows (in thousands):

	Payments Due by Period
		Less Than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years(1)	Years(2)	5 Years

Contractual obligations:
Non-cancelable lease financing obligations, including interest, related to new building lease agreements	$108,439	$6,394	$13,368	$14,182	$74,495
Credit line payment obligations	5,271	1,662	3,609	—	—
Non-cancelable operating lease obligations related to other facilities	41	41	—	—	—

Total contractual obligations	$113,751	$8,097	$16,977	$14,182	$74,495

In May 2005, we entered into two Lease Agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters (the “Lease Agreements”). The term of each of the leases is 15.5 years and each lease will terminate in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property.

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

Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord has provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of December 31, 2006, the aggregate amount of the two Construction Letters of Credit has been decreased to $7.5 million to reflect the build out and our payment of construction costs. The Construction Letters of Credit will expire on May 30, 2009. Pursuant to the terms of the Security Agreement, the Construction Letters of Credit are being collateralized by cash, cash equivalents and marketable securities held in our bank/investment account totaling approximately $8.6 million as of December 31, 2006. As we proceed with equipping and efforts to qualify the facility and the payment of the construction costs, the collateralized assets and restricted cash will continue to decrease in proportion to the payments made.

The Lease Agreements provided for rent holidays for the first five and one-half months, which were expensed as incurred, and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term.

We are responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” The Company is deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though it is not the legal owner. Upon the commencement of the leases in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which has been recorded as a fixed asset. The related liability has been recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the leases related to ground rent will be treated as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord will increase the lease financing liability. Build-out costs paid by us will be capitalized consistent with our standard policy.

Upon occupancy in the fourth quarter of 2006, in accordance with SFAS No. 98, “Accounting for Leases”, we began to amortize the lease financing liability over the lease term based upon the payments designated in the agreement, and the building and improvement assets will be depreciated on a straight-line basis over their useful lives.

The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and as of December 31, 2005, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit were issued pursuant to the terms and conditions of the Reimbursement Agreement and will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in our bank account and recorded as restricted cash (see Note 3 of notes to financial statements).

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

Our commitments under operating leases related to our other facilities consist of payments relating to one real estate sublease. On March 27, 2006, we entered into a sublease with Argonaut Technologies, Inc. to lease 24,244 square feet of laboratory and office space in Redwood City, California. This sublease expired in February of 2007, with lease payments of approximately $41,000 that were paid after December 31, 2006.

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

We believe that our current cash resources will provide us with sufficient financial resources to support our operating plan through at least the end of 2007, which includes the anticipated timing of the completion of our Phase 3 clinical trial in November 2007. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly as a result of a number of factors, including the risk factors discussed in this Annual Report on Form 10-K. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect that our cash consumption will decrease in 2007. The buildings for our manufacturing facility and corporate headquarters were placed into service during the third and fourth quarters of 2006, although we continue to purchase related manufacturing and laboratory equipment to fully equip the facility. We have incurred approximately $63.4 million through December 31, 2006 related to construction, design and other activities in connection with our facility and headquarters, excluding the non-cash impact of the $19.4 million recorded under EITF 97-10. The current estimated cost of the build-out is approximately $65 million. As part of the construction agreements, the landlord has provided a tenant improvement allowance of approximately $26.3 million which is being applied towards the construction of the two buildings. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. For example, our manufacturing facility is designed for the production of MyVax for 3,600 or more patients each year and, if MyVax receives regulatory approval, our facility would require us to purchase and install additional equipment to achieve this level of manufacturing capacity. Our manufacturing facility must pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  We are exposed to interest rate risk primarily through our marketable securities. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over yield considerations. As of December 31, 2006, cash, cash equivalents and marketable securities were $61.3 million, including restricted cash of $9.6 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2006, the decline in the total fair value of our cash, cash equivalents and marketable securities would not be material.

In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.

General Electric Capital Corporation agreed to extend to us a line of credit. The draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GENITOPE CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Genitope Corporation
Fremont, California

We have audited the accompanying balance sheet of Genitope Corporation (a development stage enterprise) (the “Company”) as of December 31, 2006, and the related statement of operations, stockholders’ equity, and cash flows for the year ended, and for the period from August 15, 1996 (date of inception) to December 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits. The Company’s financial statements as of and for the years ended December 31, 2005 and 2004, and for the period August 15, 1996 (date of inception) through December 31, 2005 were audited by other auditors whose report, dated March 30, 2006, expressed an unqualified opinion on those statements and on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness specific to the selection, application and monitoring of accounting policies for leases. The financial statements for the period August 15, 1996 (date of inception) through December 31, 2005 reflect a total net loss of $145,213,000. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genitope Corporation as of December 31, 2006, and the results of operations and cash flows for year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 10 the Company changed its method of accounting for share-based payment arrangements in 2006 to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/  Deloitte & Touche LLP

San Francisco, California
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Genitope Corporation
(a development stage enterprise)

In our opinion, the balance sheet as of December 31, 2005 and the related statements of operations and of cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Genitope Corporation at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 30, 2006

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$18,540	$731
Marketable securities	33,142	41,627
Prepaid expenses and other current assets	3,312	2,210

Total current assets	54,994	44,568
Restricted cash and marketable securities	9,579	38,762
Property and equipment, net	93,479	31,065
Other assets	2,371	1,000

Total assets	$160,423	$115,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,551	$4,084
Accrued and other current liabilities	4,814	4,128
Lease financing liability	—	4,400
Current lease obligations	—	24
Current portion of credit line	1,662	—

Total current liabilities	12,027	12,636
Lease financing liability	40,203	14,997
Accrued interest	1,738	790
Noncurrent lease obligations	—	24
Noncurrent portion of credit line	3,609	—

Total liabilities	57,577	28,447

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; Issued and outstanding: 36,052,685 shares at December 31, 2006 and 28,454,385 shares at December 31, 2005	36	28
Additional paid-in capital	296,962	232,620
Deferred stock-based compensation	(19)	(166)
Accumulated other comprehensive loss	(8)	(321)
Deficit accumulated during the development stage	(194,125)	(145,213)

Total stockholders’ equity	102,846	86,948

Total liabilities and stockholders’ equity	$160,423	$115,395

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

				Cumulative
				Period from
				August 15, 1996
				(date of inception)
	Year Ended December 31,			to December 31,
	2006	2005	2004	2006
	(In thousands, except per share data)

Operating expenses:
Research and development	$40,241	$25,867	$22,571	$141,174
Sales and marketing	2,740	2,704	1,793	10,167
General and administrative	8,627	4,938	3,356	26,149

Total operating expenses	51,608	33,509	27,720	177,490

Loss from operations	(51,608)	(33,509)	(27,720)	(177,490)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	(3,509)
Interest expense	(1,164)	(26)	(4)	(4,172)
Interest and other income, net	3,860	3,111	698	9,453

Net loss	(48,912)	(30,424)	(27,026)	(175,718)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	(18,407)

Net loss attributable to common stockholders	$(48,912)	$(30,424)	$(27,026)	$(194,125)

Basic and diluted net loss per share attributable to common Stockholders	$(1.39)	$(1.08)	$(1.31)

Shares used in computing basic and diluted net loss attributable to common stockholders	35,081	28,271	20,683

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 15, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 2006

							Deficit
				Notes		Accumulated	Accumulated
			Additional	Receivable	Deferred	Other	During the	Total
	Common Stock		Paid-in	from	Stock-Based	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except per share data)

Issuance of common stock at $0.001 per share to founders for cash & technology	1,259	$1	$3	$—	$—	$—	$—	$4
Issuance of common stock at $0.15 per share in exchange for cash and services	9	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	—	(76)	(76)

Balance at December 31, 1996	1,268	1	4	—	—	—	(76)	(71)
Issuance of common stock at $0.15 per share in exchange for cash and services	30	—	4	—	—	—	—	4
Issuance of common stock at $0.15 per share in exchange for cash upon exercise of stock options	10	—	2		—			2
Net loss	—	—	—	—	—	—	(980)	(980)

Balances at December 31, 1997	1,308	1	10	—	—	—	(1,056)	(1,045)
Net loss	—	—	—	—	—	—	(1,596)	(1,596)

Balances at December 31, 1998	1,308	1	10	—	—	—	(2,652)	(2,641)
Net issuance and repurchase of common stock to a director as part of a stock issuance agreement at $0.60 per share	62	—	37	(37)	—	—	—	—
Issuance of common stock at $0.45 per share in exchange for cash upon exercise of stock options	2	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	—	(2,752)	(2,752)

Balances at December 31, 1999	1,372	1	48	(37)	—	—	(5,404)	(5,392)
Issuance of common stock at a price of $0.15 to $0.60 per share in exchange for cash upon exercise of stock options	10	—	2	—	—	—	—	2
Proceeds from promissory note	—	—	—	37	—	—	—	37
Issuance of stock options to nonemployees in exchange for services	—	—	20	—	—	—	—	20
Issuance of common stock to nonemployees in exchange for services	8	—	9	—	—	—	—	9
Issuance of warrants to purchase shares of convertible preferred stock in exchange for services	—	—	144	—	—	—	—	144
Net loss	—	—	—	—	—	—	(3,845)	(3,845)

							Deficit
				Notes		Accumulated	Accumulated
			Additional	Receivable	Deferred	Other	During the	Total
	Common Stock		Paid-in	from	Stock-Based	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except per share data)

Balances at December 31, 2000	1,390	1	223	—	—	—	(9,249)	(9,025)
Issuance of common stock at a price of $0.15 to $0.60 per share in exchange for cash and notes upon exercise of stock options	365	1	323	(48)	—	—	—	276
Repurchase of unvested common stock	(3)	—	(3)	—	—	—	—	(3)
Deferred stock-based compensation	—	—	1,036		(1,036)	—		—
Amortization of stock-based compensation	—	—	110	—	328	—		438
Net loss	—		—	—	—		(9,780)	(9,780)

Balances at December 31, 2001	1,752	2	1,689	(48)	(708)	—	(19,029)	(18,094)
Issuance of common stock at a price of $0.60 to $1.20 per share in exchange for cash and notes upon exercise of stock options	171	—	202	(12)	—	—	—	190
Repurchase of unvested common stock	(10)	—	(11)	—	—	—	—	(11)
Deferred stock-based compensation	—	—	1,607	—	(1,607)	—	—	—
Amortization of stock-based compensation	—	—	122	—	1,243	—	—	1,365
Net loss	—	—	—	—	—	—	(19,864)	(19,864)

Balances at December 31, 2002	1,913	2	3,609	(60)	(1,072)	—	(38,893)	(36,414)
Conversion of preferred stock to common stock	10,638	11	53,559	—	—	—	—	53,570
Issuance of common stock at $9.00 per share related to initial public offering, net of issuance costs	4,180	4	33,731	—	—	—	—	33,735
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	18,407	—	—	—	(18,407)	—
Discount on convertible notes relating to warrants and beneficial conversion of preferred stock		—	4,280	—	—	—	—	4,280
Warrant to purchase convertible preferred stock issued to guarantor of the lines of credit	—	—	1,933	—	—	—	—	1,933
Issuance of common stock at a price of $1.20 to $1.80 per share in exchange for cash upon exercise of stock options	99	—	179	—	—	—	—	179
Issuance of common stock to non-employees in exchange for services	6	—	29	—	—	—	—	29
Repurchase of unvested common stock	(16)	—	(20)	—	—	—	—	(20)
Proceeds from repayment of promissory note	—	—	—	12	—	—	—	12
Deferred stock-based compensation	—	—	3,408	—	(3,408)	—	—	—
Amortization of stock-based compensation	—	—	208	—	1,693	—	—	1,901
Net loss	—	—	—	—	—	—	(30,463)	(30,463)

							Deficit
				Notes		Accumulated	Accumulated
			Additional	Receivable	Deferred	Other	During the	Total
	Common Stock		Paid-in	from	Stock-Based	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except per share data)

Balances at December 31, 2003	16,820	17	119,323	(48)	(2,787)	—	(87,763)	28,742
Issuance of common stock at a price of $1.20 to $11.64 per share in exchange for cash upon exercise of stock options	89	—	170	—	—	—	—	170
Issuance of common stock at $8.50 per share related to follow-on offering, net of issuance costs	7,014	7	55,711	—	—	—	—	55,718
Issuance of common stock at $14.25 per share related to private placement, net of issuance costs	4,250	4	57,266	—	—	—	—	57,270
Issuance of common stock related to ESPP	57	—	437	—	—	—	—	437
Proceeds from repayment of stockholder note	—	—	—	48	—	—	—	48
Repurchase of unvested common stock	(39)	—	(49)	—	—	—	—	(49)
Deferred stock-based compensation	—	—	(1,074)	—	1,074	—	—	—
Amortization of stock-based compensation	—	—	—	—	980	—	—	980
Components of other comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	—	—	(27,026)	(27,026)

Comprehensive loss								(27,120)

Balances at December 31, 2004	28,191	28	231,784	—	(733)	(94)	(114,789)	116,196
Issuance of common stock at a price of $1.20 to $11.64 per share in exchange for cash upon exercise of stock options	148	—	358	—	—	—	—	358
Issuance costs related to common stock offerings	—	—	(13)	—	—	—	—	(13)
Issuance of common stock related to ESPP	117	—	778	—	—	—	—	778
Repurchase of unvested common stock	(2)	—	(4)	—		—	—	(4)
Deferred stock-based compensation	—	—	(283)	—	283	—	—	—
Amortization of stock-based compensation	—	—	—	—	284	—	—	284
Components of other comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	—	—	(227)	—	(227)
Net loss	—	—	—	—	—	—	(30,424)	(30,424)

Comprehensive loss								(30,651)

							Deficit
				Notes		Accumulated	Accumulated
			Additional	Receivable	Deferred	Other	During the	Total
	Common Stock		Paid-in	from	Stock-Based	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except per share data)

Balances at December 31, 2005	28,454	$28	$232,620	$—	$(166)	$(321)	$(145,213)	$86,948

Issuance of common stock at a price of $1.80 to $4.50 per share in exchange for cash upon exercise of stock options	46		108					108
Issuance of common stock at $8.50 per share from public offering, net of issuance costs	7,360	8	58,442					58,450
Issuance of common stock related to ESPP	193		771					771
Deferred stock-based compensation			(162)		162			—
Amortization of stock- based compensation					(15)			(15)
FAS 123 R Stock-based compensation	—	—	5, 183	—		—	—	5,183
Components of other comprehensive loss:
Change in unrealized loss on marketable securities						313		313
Net loss							(48,912)	(48,912)
Comprehensive loss								(48,599)

Balances at December 31, 2006	36,053	$36	$296,962	$—	$(19)	$(8)	$(194,125)	$102,846

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

				Cumulative
				Period from
				August 15, 1996
				(Date of Inception)
	Year Ended December 31,			to December 31,
	2006	2005	2004	2006
		(In thousands)

Cash flows from operating activities:
Net loss	$(48,912)	$(30,424)	$(27,026)	$(175,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,719	1,140	771	8,275
Loss on disposal of assets	—	—	—	29
Stock-based compensation expense	5,168	284	980	10,156
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock Warrants		—	—	3,509
Amortization of warrant issued to guarantor of the lines of credit		—	—	1,933
Interest expense on convertible notes		—	—	892
Common stock issued for services		—	—	46
Changes in assets and liabilities:
Prepaids and other assets	37	(1,054)	(504)	(1,999)
Accounts payable	(2,399)	(40)	(707)	(548)
Accrued and other current liabilities	(392)	780	704	1,703

Net cash used in operating activities	(43,779)	(29,314)	(25,782)	(151,722)

Cash flows from investing activities:
Purchase of property and equipment	(58,895)	(5,770)	(749)	(70,953)
Purchases of marketable securities	(186,643)	(145,107)	(129,658)	(461,408)
Sales of marketable securities	53,022	80,803	12,731	146,556
Sales of restricted cash and marketable securities	29,183	—	—	29,183
Purchases of restricted cash and marketable securities	—	(38,762)	—	(38,762)
Maturities of marketable securities	142,419	78,871	60,411	281,701
Long term cash deposits	—	(1,000)	—	(1,167)

Net cash used in investing activities	(20,914)	(30,965)	(57,265)	(114,850)

				Cumulative
				Period from
				August 15, 1996
				(Date of Inception)
	Year Ended December 31,			to December 31,
	2006	2005	2004	2006
		(In thousands)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock		—	—	47,392
Net proceeds from issuance of common stock related to initial public offering		—	(353)	33,735
Net proceeds from issuance of common stock related to public offering	58,450	—	55,718	114,168
Net proceeds from issuance of common stock related to private placement		(163)	57,420	57,257
Borrowings under lines of credit	5,459	—	—	14,245
Repayment of borrowings under lines of credit	(188)	—	—	(8,974)
Proceeds from issuance of convertible notes and warrants		—	—	6,060
Proceeds from issuance of common stock under stock plans	879	1,136	596	3,263
Proceeds from exercise of Series D warrants		—	—	135
Repurchase of unvested common stock		(4)	(49)	(87)
Proceeds from note receivable from stockholder		—	48	102
Principal payments on capital lease obligations	(48)	(46)	(36)	(134)
Long term and short term cash deposits	(1,365)	—	—	(1,365)
Repayment on lease financing liability	(3,327)	—	—	(3,327)
Proceeds from lease financing liability	22,642			22,642

Net cash provided by financing activities	82,502	923	113,344	285,112

Net increase (decrease) in cash and cash equivalents	17,809	(59,356)	30,297	18,540
Cash and cash equivalents, beginning of period	731	60,087	29,790	—

Cash and cash equivalents, end of period	$18,540	$731	$60,087	$18,540

Supplemental disclosure:
Cash paid for interest	$76	$26	$4	$226

				Cumulative
				Period from
				August 15, 1996
				(Date of Inception)
	Year Ended December 31,			to December 31,
	2006	2005	2004	2006
		(In thousands)

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$—	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$—	$1,933
Warrant issued in connection with services related to convertible preferred stock	$—	$—	$—	$144
Accrued interest converted into convertible preferred stock	$—	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$—	$5
Conversion of notes payable into convertible preferred stock	$—	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to initial public offering	$—	$—	$(353)	$0
Accrued offering costs for issuance of common stock related to private placement	$—	$—	$150	$150
Acquisition of property and equipment under capital leases	$—	$—	$82	$134
Accrued cost for acquisition of property and equipment	$4,943	$4,043	$219	$9,205
Receivable from issuance of common stock under stock plan	$—	$—	$11	$11
Change in unrealized losses on marketable securities	$313	$(227)	$(94)	$(8)
Capitalized building shells and related interest(Note 6)	$(1,294)	$(20,196)	$—	$(21,490)
Lease financing liability (Note 6)	$1,491	$19,406	$—	$20,897

The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Genitope Corporation (“Genitope,” “we,” or “us”) is a development stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma (“B-cell NHL”). We were incorporated in the State of Delaware on August 15, 1996.

Liquidity

To date, we have not generated any revenues and we have financed our operations and internal growth through private placements of common and preferred stock and public offerings of common stock, including our most recent public offering in February 2006, our line-of-credit facilities, and interest income earned from our cash and cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2006, we had an accumulated deficit of $194.1 million and cash, cash equivalents and marketable securities of $61.3 million, including $9.6 million of cash and marketable securities is restricted as to its use.

We have an effective shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we completed an underwritten public offering under this shelf registration statement in which we sold 7,360,000 shares of common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and estimated offering expenses, we received net proceeds of approximately $58.4 million.

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

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on stockholder’s equity, previously reported net income, or the net change in cash and cash equivalents. See also Note 12, Statement of Cash Flows.

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

Concentrations of Credit Risk

Cash, cash equivalents, and marketable securities are financial instruments, some of which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in notes and bills issued by the U.S. government and its agencies and corporate debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. We have not experienced any significant investment losses on cash, cash equivalents and marketable securities to date.

Cash and Cash Equivalents

Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk. We invest our excess cash primarily in deposits with banks and in highly liquid money market funds. As discussed further in Notes 3 and 6, we have certain outstanding letters of credit related to the lease agreement construction of our new manufacturing facility and corporate headquarters that are collateralized by $8.6 million of cash, cash equivalents and marketable securities held in one of our investment accounts and classified as a restricted, noncurrent asset on the accompanying December 31, 2006 balance sheet. In addition, we have a $1.0 million certificate of deposit that serves as collateral against two other letters of credit related to the lease of our new facilities.

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

Marketable securities include floating rate securities as of years ended December 31, 2005 and 2006. These securities are structured as short-term, highly liquid investments that we believe can be readily converted into cash every 30, 60 or 90 days. However, since the stated or contractual maturities of these securities are greater than 90 days, these securities are classified as marketable securities and not cash equivalents.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment (except for the building shells capitalized under Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”) — see Note 6) are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Fixed assets are depreciated over a life of three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement, or the lease term, if shorter. Any funds received from our landlord as tenant improvement allowances are treated as a reduction of rent expense over the life of the lease and are not treated as a reduction of the cost of the leasehold improvement. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

EITF 97-10 is applied to entities involved with construction of an asset that will be leased when the construction project is completed. EITF No. 97-10 required us to be considered the owner (for accounting purposes only) of these types of projects during the construction period. Subsequent to construction, the Company did not qualify for sale-leaseback accounting. Therefore, the building shells have remained on the financial statements. We have recorded the fair value related to building the two building shells that the Company leases as a fixed asset, with a corresponding lease financing obligation (see Note 6). Depreciation of the building shells are recognized in the financial statements.

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

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

Stock-based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and began to account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures.

We have adopted various stock plans that provide for the grant of stock option awards to employees, non-employee directors and consultants. We also have an employee stock purchase plan (the “ESPP”) which enables employees to purchase our common stock. Equity-based compensation that we amortized and expensed related to stock option and ESPP awards for the years ended December 31, 2006, 2005 and 2004, was approximately $5.2 million, $0.3 million and $1.0 million, respectively. Equity-based compensation expense was recognized under SFAS 123R only for the year ended December 31, 2006. See Note 10 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

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

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Segment Reporting

We operate in one segment, drug discovery and development, using one measurement of profitability to manage our business, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All long-lived assets are maintained in the United States.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements, but do not expect this to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of January 1, 2007. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006).

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). The statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier adoption is permitted provided the company also elects to apply the provisions of SFAS 157, Fair Value Measurement. We are currently evaluating the impact that this standard may have on our financial statements.

NOTE 2	— NET LOSS PER SHARE

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase. Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of potential issuances of common stock consisting of stock options, warrants, and common stock subject to repurchase. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to our net loss.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

A reconciliation of shares used in the calculation is as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net loss attributable to common stockholders	$(48,912)	$(30,424)	$(27,026)

Denominator:
Weighted average common shares outstanding	35,082	28,281	20,717
Less: Weighted average unvested common shares subject to repurchase	(1)	(10)	(34)

Denominator for basic and diluted calculations	35,081	28,271	20,683

Net loss per share attributable to common stockholders, basic and diluted	$(1.39)	$(1.08)	$(1.31)

The following outstanding stock options and warrants, common stock subject to repurchase and convertible preferred stock (on an as-if-converted basis) were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	Year Ended December 31,
	2006	2005	2004

Shares issuable upon exercise of stock options	3,871	2,684	1,577
Shares issuable upon exercise of warrants	267	267	267
Shares issuable related to ESPP	39	—	4
Common stock subject to repurchase	1	3	18

	4,178	2,954	1,866

NOTE 3 — RESTRICTED CASH AND MARKETABLE SECURITIES

As more fully discussed in Note 6, we have two outstanding letters of credit related to the construction of our new manufacturing facility and corporate headquarters. At December 31, 2006, these letters of credit were collateralized by $8.6 million of cash, cash equivalents and marketable securities held in one of our investment accounts. As we proceed with the build-out and the payment of the construction costs, these collateralized assets will decrease in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral against two other letters of credit related to the lease of our new facilities. Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” in the accompanying balance sheet (note that the restricted cash amount is approximately $94,000, which is not included below in the analysis of marketable securities).

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and 2005, all of our marketable securities (restricted and unrestricted) were considered to be available-for-sale, as we may not hold them until maturity. The following is a summary of our available-for-sale marketable securities as of December 31, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	21,473	29	(28)	21,474
U.S. government and agency securities	20,162	—	(9)	20,153

Total available-for-sale marketable securities	$42,635	$29	$(37)	$42,627

The following table summarizes the maturities of our investments at December 31, 2006:

	Amortized
	Cost	Fair Value

Less than one year	$9,073	$9,071
Due in 1-5 years	27,144	27,144
Due in 5-10 years	1,175	1,169
Due after 10 years	5,243	5,243

	$42,635	$42,627

The following is a summary of our available-for-sale marketable securities, restricted and unrestricted, as of December 31, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	36,299	7	(91)	36,215
U.S. government and agency securities	43,411	—	(237)	43,174

Total available-for-sale marketable securities	$80,710	$7	$(328)	$80,389

Realized gains and losses from the sales of marketable securities for the years ended December 31, 2006 and 2005 were not significant.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005

Leasehold improvements	$67,139	$3,361
Building shells (in accordance with EITF 97-10 — see Note 6)	21,144	—
Computer and laboratory equipment	10,286	5,342
Furniture and fixtures	1,308	230
Construction in progress	1,630	27,586

	101,507	36,519
Less: Accumulated depreciation and amortization	(8,028)	(5,454)

	$93,479	$31,065

As more fully discussed in Note 6, in May 2005 we entered into leases for our new manufacturing facility and corporate headquarters. Construction in progress includes capital costs incurred in the construction activities related to the remaining build-out costs of one of these two buildings as of December 31, 2006, and included capital costs incurred in the construction activities related to the design and build-out of both buildings as of December 31, 2005. The capitalized interest as of December 31, 2006 included as part of the building shells amounts to $1.7 million.

Depreciation expense, including amortization of assets under capital leases and leasehold improvements, was $2.7 million, $1.1 million, $0.8 million and $8.2 million for the years ended December 31, 2006, 2005, 2004, and the period from August 15, 1996 (date of inception) to December 31, 2006, respectively.

NOTE 5 — ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Construction in progress related	$1,077	$1,843
Accrued salaries and bonus	1,164	840
Other accrued compensation and benefits	1,107	703
Professional fees	115	250
Clinical trials	530	178
Other	821	314

	$4,814	$4,128

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In May 2005, we entered into two agreements (the “Lease Agreements”) to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is 15.5 years and each lease will terminate in November 2020. The Lease Agreements include two five-year options for us to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord will provide us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of December 31, 2006, the aggregate amount of the two Construction Letters of Credit has been decreased to $7.5 million to reflect the build out and payment of construction costs by Genitope. The Construction Letters of Credit will expire on May 30, 2009, though it is expected that these Letters of Credit will be cancelled in 2007 after the construction is complete. Pursuant to the terms of the Security Agreement, the Construction Letters of Credit are being collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account totaling approximately $8.6 million as of December 31, 2006. As we proceed with the build-out and the payment of the construction costs, the collateralized assets and restricted cash will continue to decrease in proportion to the payments made.

The Lease Agreements provided for rent holidays for the first five and one-half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term. Due to the application of EITF 97-10 (see below), only the accounting treatment for the ground rent was impacted by the rent holidays during the first five and one half months of the Lease Agreements. The deferred rent recorded during the second and third quarters of 2005 was offset in the fourth quarter of 2005 and was zero as of the year ended December 31, 2005.

We are responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF No. 97-10, are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which was recorded as a fixed asset as of December 31, 2006 at a value of $21.1 million including the capitalized interest, and was recorded as construction in progress as of December 31, 2005 at a value of $20.2 million including the capitalized interest. The related liability was recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. As a result of being considered the owner for accounting purposes, build-out costs reimbursed by the landlord will increase the lease financing liability, and the non-interest portion of the amortized lease payments to the Landlord related to rent of the building shells will decrease the lease financing liability. During the year ended December 31, 2006, the lease financing liability increased by $22.6 million due to landlord reimbursements, $1.1 million due to a receivable from the Landlord booked as of December 31, and $0.3 million for capitalized interest, offset somewhat by a decrease of $3.3 million due to lease payments made to the landlord in excess of the ground rent being recorded and in excess of the $1.1 million portion of the payments attributable to interest related to debt amortization post construction. Build-out costs paid by Genitope will be capitalized consistent with our standard policy.

Upon completion of construction, in accordance with SFAS No. 98, “Accounting for Leases”, the building and improvement assets are being depreciated on a straight-line basis over their useful lives. We will continue to account for the land lease (ground rent) separately as an operating expense. The balance of the lease payments related to the

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

building shells is being charged as interest expense and reductions to the lease financing liability, whereas the repayment period pertaining to the lease financing liability reductions represents a reasonable time period and does not result in a loss on the transfer of the shells and the leasehold improvements back to the Landlord at the end of the lease term.

The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and as of December 31, 2006, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account (see Note 3).

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

In addition to the above, we sublease space under one non-cancelable operating lease with terms through February 2007. The future minimum payments under all leases, including lease payments for the two buildings, as of December 31, 2006 are as follows (in thousands):

Leases

Year Ending December 31:
2007	$6,434
2008	6,585
2009	6,783
2010	6,986
2011	7,196
Thereafter	74,495

Total minimum lease payments	$108,479

Rent expense for the years ended December 31, 2006, 2005 and 2004, and the period from August 15, 1996 (date of inception) to December 31, 2006 was $3.9 million, $2.3 million, $0.7 million and $10.6 million respectively.

We are, and from time to time in the future may again be, engaged in legal proceedings incidental to our normal business activities. Management believes that liabilities resulting from current proceedings, or claims that are pending or known to be threatened, are adequately covered by liability insurance or third-party indemnification and will not have a material adverse effect on our financial position or results of operations.

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

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

NOTE 7 — CONVERTIBLE PREFERRED STOCK (“PREFERRED STOCK”)

Our certificate of incorporation, as amended and restated, authorizes us to issue up to 5,000,000 shares of preferred stock, with a par value of $0.001, in one or more series. Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. Upon closing of our initial public offering in November 2003, all of the outstanding convertible preferred stock automatically converted into common stock at a one-to-one ratio. As of December 31, 2006 and 2005, no shares of preferred stock were issued and outstanding.

NOTE 8 — LINES OF CREDIT, CONVERTIBLE NOTES AND WARRANTS

On October 31, 2006, we entered into a loan and security agreement (the “Master Security Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment in an amount up to a maximum of $6.7 million, to be financed through March 31, 2007. We have agreed to provide 25% of the funded loan amount as a cash security deposit. As of December 31, 2006, $1.7 million has been recorded as the current portion due under the credit line and $3.6 million has been recorded as the noncurrent portion due under the credit line. Approximately $5.5 million was borrowed in two draws against the line of credit during the fourth quarter of 2006, and the Company could use the remaining $1.2 million in the first quarter of 2007 to finance the purchase of additional equipment for the build-out of our new manufacturing facility in Fremont, California. Approximately $5.3 million was outstanding against the line of credit as of December 31, 2006, and additional borrowings under the line of credit can be made against qualified purchases of eligible equipment through March 31, 2007. These borrowings are to be secured by the equipment purchased and repaid over 36 months. The draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw. The promissory note for the first borrowing on October 31, 2006 is repayable over 36 months and bears a fixed interest rate of 10% per annum and the promissory note for the second borrowing on December 22, 2006 is repayable over 36 months and bears a fixed interest rate of 9.88% per annum. Repayments of our borrowings under this line of credit will be as follows for each year ending December 31, 2007 — $1.6 million; December 31, 2008 — $1.8 million; December 31, 2009 — $1.9 million.

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

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

In connection with the line of credit facilities discussed below, on August 29, 2003 upon receipt of stockholder approval of an amended and restated certificate of incorporation authorizing shares of Series F preferred stock, pursuant to agreements we entered into with the holders of the Notes and Warrants, the Notes and the accrued interest thereon automatically converted into 978,000 shares of Series E preferred stock at a conversion price of $4.50 per share and the Warrants were cancelled. As a result, we recorded a loss of $3.5 million, on the extinguishment of the Notes and cancellation of the Warrants, in the accompanying statement of operations for the year ended December 31, 2003.

In August 2003, we entered into two line of credit facilities for an aggregate of $8.0 million with a financial institution. In connection with the line of credit facilities, we entered into an agreement with a stockholder, who is also a member of the Board of Directors and acting as a guarantor on the line of credit facilities, to issue a warrant to the guarantor. The warrant was to purchase 533,333 shares of Series F convertible preferred stock at an exercise price of $4.50 per share, which, upon the closing of the initial public offering became exercisable for 266,666 shares of common stock at an exercise price of $9.00 per share. As of December 31, 2006, this warrant remains outstanding. The warrant expires in August 2008. During October and November 2003, we repaid all outstanding debt under these two line of credit facilities. In November 2003, we terminated these two line of credit facilities.

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

NOTE 10 — STOCK OPTION PLANS AND OTHER EMPLOYEE BENEFITS

1996 Stock Option Plan

The 1996 Stock Option Plan (the “1996 Plan”) was adopted in November 1996 and provides for the issuance of stock options. The 1996 Plan terminated on October 31, 2006. The 1996 Plan authorized the issuance of up to 1,665,500 shares of common stock upon the exercise of options under the plan. Options to purchase an aggregate of 324,176 shares of common stock remained outstanding under the 1996 plan as of December 31, 2006.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Stock options granted under the 1996 Plan were either incentive stock options or nonstatutory stock options. Incentive stock options were granted to employees with exercise prices of no less than 100%, and nonstatutory options were granted to employees, directors, or consultants at exercise prices of no less than 85%, of the fair value of the common stock on the date of grant. If, at the time we granted a stock option, the optionee owned or was deemed to own stock possessing more than 10% of the total combined voting power of all classes of our capital stock, the option price was at least 110% of the fair value and was not exercisable more than five years after the date of grant. Options were granted with vesting terms as determined by the Board of Directors, which was generally four years, with 25% vesting upon the first anniversary of the grant date, and the balance vesting ratably each month over a 36-month period. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated.

Stock options granted under the 1996 Plan included a provision whereby the holder may elect at any time while an employee, director, or consultant to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by us at the option exercise price. As of December 31, 2006, approximately 1,115 shares of common stock were subject to repurchase.

2003 Equity Incentive Plan

The 2003 Equity Incentive Plan (the “Incentive Plan”) was adopted in August 2003 and became effective upon the closing of our IPO. The Incentive Plan will terminate when our Board of Directors terminates the plan. The Incentive Plan provides for the grant of nonstatutory stock options, restricted stock awards, stock appreciation rights, phantom stock and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. At January 1, 2007, the Incentive Plan authorized the issuance of up to 7,559,218 shares of common stock upon the exercise of options under the plan, which includes the increase of 1,802,634 shares on January 1, 2007 as described below. Under the terms of the Incentive Plan, authorized shares are automatically increased annually on January 1st of each year until 2013, by 5% of the number of shares of common stock outstanding on such date; however, our Board of Directors has the authority to designate a smaller number of shares. Options to purchase an aggregate of 3,273,212 shares of common stock were outstanding under the Incentive Plan as of December 31, 2006.

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

2003 Non-Employee Directors’ Stock Option Plan

The 2003 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted in August 2003 and became effective upon the closing of our IPO. The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to our non-employee directors. At January 1, 2007, the Directors’ Plan authorized the issuance of up to 432,333 shares of common stock upon exercise of options under the plan, which includes the increase of 50,000 shares on January 1, 2007 as described below. Under the terms of the Directors’ Plan, authorized shares are automatically increased annually on January 1st of each year until 2013, by the number of shares of common stock subject to options granted during the prior calendar year; however, the Board of Directors has the authority to designate a smaller number of shares. Options to purchase an aggregate of 273,000 shares of common stock were outstanding under the Directors’ Plan as of December 31, 2006.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Upon completion of our initial public offering, each non-employee director was automatically granted an option to purchase 25,000 shares of common stock, (“the initial grant”). Any new non-employee director thereafter will automatically be granted the initial grant upon being elected to the board of directors. In addition, each non-employee director will automatically be granted an option to purchase an additional 10,000 shares of common stock on the day following our annual stockholders meeting, the annual grant. Each non-employee director who has been a director for less than 12 months will receive an annual grant that has been reduced pro rata for each quarter prior to the date of grant during which such person did not serve as a non-employee director.

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

2003 Employee Stock Purchase Plan

The 2003 Employee Stock Purchase Plan (the “ESPP”) was adopted in August 2003 and became effective upon the closing of our IPO. The Board of Directors may suspend or terminate the ESPP at any time. Unless terminated earlier, the ESPP will terminate at the time that all of the shares of common stock reserved for issuance under the plan have been issued under the terms of the plan. At January 1, 2007, the ESPP provided for the issuance of 764,000 shares of common stock, which includes an increase of 166,000 shares on January 1, 2007 as described below. Under the terms of the ESPP, authorized shares will be automatically increased on the first day of each fiscal year until 2023, by the lesser of 166,666 shares or 1.5% of the number of shares of common stock outstanding on that date; however, our Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. As of December 31, 2006, 367,083 shares of common stock had been purchased under the ESPP.

The ESPP permits employees to purchase our common stock through payroll deductions of up to 15% of the participant’s earnings, or through a single lump sum cash payment in the case of the first offering period, subject to a maximum annual contribution of $25,000. The first offering began on the effective date of the initial public offering and ended approximately 24 months later in October 2005 with purchases occurring every six months. After the initial 24-month offering, the ESPP continued with successive six-month offering periods. In February 2007, the Board amended the Offering under the ESPP to provide for a 24-month offering period with purchases occurring every six months. The price of common stock purchased under the ESPP is equal to the lower of 85% of the fair market value of a share of our common stock at the beginning of the offering period or at the end of the offering period.

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

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

Our stock option activity on a combined basis for all plans is as follows (in thousands, except per share data):

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

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

	Options Outstanding
		Weighted Average
	Number of	Exercise Price per
	Shares	Share

Balances at December 31, 2003	962	$3.66
Options granted	907	$10.26
Options exercised	(89)	$1.91
Options canceled	(198)	$4.50
Options expired	(5)	$12.26

Balances at December 31, 2004	1,577	$7.42
Options granted	1,498	$12.18
Options exercised	(148)	$2.42
Options canceled	(243)	$8.67

Balances at December 31, 2005	2,684	$10.24
Options granted	1,670	$6.62
Options exercised	(47)	$2.37
Options canceled	(437)	$9.96

Balances at December 31, 2006	3,870	$8.80

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

Equity-based compensation that we amortized and expensed related to stock option and ESPP awards for the years ended December 31, 2006, 2005 and 2004 were $5.2 million, $0.3 million and $1.0 million, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Recognized stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 for options granted after our IPO. Compensation expense for the share-based payment awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. In our pro forma information required to be disclosed under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

The determination of the value of each option and employee stock purchase right has been estimated at the date of grant, using the Black-Scholes Model, assuming the following weighted-average assumptions:

				Employee Stock
	Employee Stock Options			Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004

Weighted-average per share estimated fair value	$3.87	$12.13	$10.26	$1.79	$6.65	$3.47
Expected term in years	6.25	4.00	4.00	0.49	0.77	0.79
Volatility	57%	65%	76%	61%	61%	64%
Risk-free interest rates	4.86%	3.84%	3.30%	4.75%	3.10%	1.33%

Total stock-based compensation (excluding the impact of pre-IPO options accounted for under APB 25) detailed by classification recognized in our statement of operations related to the adoption of SFAS 123R for the year ended December 31, 2006 is as follows (in thousands):

Year Ended
December 31,
2006

Statement of Operations Classification
Research and development	$2,093
Sales and marketing	279
General and administration	2,811

Total	$5,183

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation recognized in our statements of operations related to the adoption of SFAS 123R for the year ended December 31, 2006 is as follows (in thousands, except per share data):

Year Ended
December 31,
2006

Increase in operating expenses due to adoption of SFAS 123R	$5,183
Increase in loss from operations due to adoption of SFAS 123R	5,183
Increase in net loss attributable to common stockholders due to adoption of SFAS 123R	$5,183

Increase in basic and diluted net loss per share attributable to common stockholders	$0.15

There was no impact on taxes and no impact on cash flow from the adoption of SFAS 123R in the year December 31, 2006.

Periods prior to the adoption of SFAS 123R

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with provisions of APB 25 and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB 25, deferred stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of our common stock and the exercise price of stock option grants to employees. Stock-based compensation expense was recognized under APB 25 for options granted prior to the closing of our IPO, based upon the intrinsic value.

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

On January 1, 2006, we adopted SFAS 123R using the modified-prospective method, except for options granted prior to our IPO, for which the fair value was determined using the minimum value method. Estimated compensation for non-vested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures (excluding pre-IPO options). Recognized stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R (excluding pre-IPO options). The stock-based compensation expense for the pre-IPO options continues to be recognized under APB 25.

The modified prospective transition method of SFAS 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123R regarding net loss and net loss per share as if we had accounted for our stock options under the fair value method of SFAS 123. If compensation expense had been

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123, our pro forma net loss and pro forma net loss per common share under SFAS 123 for the years ended December 31, 2005 and December 31, 2004 would have been as shown in the following table. For the purpose of this pro forma disclosure, the estimated value of the stock awards is recognized on an accelerated basis over the vesting periods of the awards (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Net loss attributable to common stockholders, as reported	$(30,424)	$(27,026)
Add: Employee stock-based compensation included in reported net earnings	162	980
Deduct: Employee total stock-based compensation determined under fair value method	(6,904)	(3,616)

Adjusted net loss attributable to common stockholders	$(37,166)	$(29,662)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(1.08)	$(1.31)

Adjusted	$(1.31)	$(1.43)

Pro forma disclosures for the year ended December 31, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123R’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the years ended December 31, 2005 and December 31, 2004 have been adjusted to exclude the effect of the options granted prior to our IPO in October 2003, as those options were valued for pro forma disclosure purposes using a minimum value method. The weighted-average fair values of stock options granted during the year ended December 31, 2005 was $12.18 per stock option. For the year ended December 31, 2005, the total intrinsic value of options exercised during the period was $0.8 million, and the total fair value of shares vested during the period was $2.1 million. The intrinsic value as of December 31, 2005 is calculated as the difference between the market value as of December 31, 2005 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option. The market value of a share of our common stock as of December 31, 2005 was $7.95 per share as reported by the Nasdaq Global Market.

General Stock Option Information —

The following table sets forth the summary of option activity for the year ended December 31, 2006:

	Options	Number of	Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price
	(In thousands)

Beginning of period	**4,226	2,684	$10.24
Granted	(1,670)	1,670	6.62
Exercised	—	(47)	2.37
Canceled	367	(367)	9.58
Expired	70	(70)	11.92
Plan Shares Expired from 1996 Plan	(402)	—	—

End of period	2,591	3,870	$8.80

Number of options vested or expected to vest as of December 31, 2006 was equal to approximately 3,423 thousand.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

The weighted average per share fair value of options granted during the year ended December 31, 2006 was $6.62. The total intrinsic value of options exercised during the year ended December 31, 2006 was negligible. The intrinsic value as of December 31, 2006 is calculated as the difference between the market value as of December 31, 2006 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option. The market value of a share of our common stock as of December 29, 2006 was $3.52 as reported by the Nasdaq Global Market. The total fair value of shares vested during the year ended December 31, 2006 was $1.0 million. The total fair value of shares vested during the years ended December 31, 2005 and December 31, 2004 was $2.1 million and $4.8 million, respectively.

**	Includes 1.473 million shares of common stock automatically added to the Incentive Plan reserves on January 1, 2006 in accordance with the provisions of the Incentive Plan.

The following table sets forth the summary of our unvested shares under our stock option plans for the year ended December 31, 2006:

		Weighted
	Number of	Average
	Unvested	Grant-Date
	Shares	Fair Value
	(In thousands)

Unvested at December 31, 2005	1,878	$11.04
Granted	1,670	6.62
Vested	(825)	4.42
Forfeited	(367)	9.58

Unvested at December 31, 2006	2,356	8.44

As of December 31, 2006, there was approximately $5.1 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 2.6 years. No amounts related to stock-based compensation expense have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense were not recognized as we currently provide a full valuation allowance for all of our deferred tax assets.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Information regarding stock option awards outstanding at December 31, 2006 is summarized below:

		Weighted
		Average	Weighted	Aggregate
	Number	Remaining	Average	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value
				(In thousands)

$ 0.45 — 2.92	633,830	8.02 years	$2.50	$647
$ 2.97 — 3.52	29,167	6.64 years	2.97	16
$ 3.53 — 7.97	608,052	9.26 years	6.84	—
$ 8.00 — 8.00	434,645	9.32 years	8.00	—
$ 8.06 — 9.50	389,095	8.71 years	8.69	—
$ 9.55 — 9.97	461,233	7.49 years	9.81	—
$10.15 — 12.33	387,251	8.09 years	11.96	—
$12.50 — 12.50	587,133	8.25 years	12.50	—
$12.60 — 15.51	265,000	7.57 years	13.95	—
$15.87 — 15.87	75,000	8.02 years	15.87	—

$ 0.45 — 15.87	3,870,406	8.37 years	8.80	$663

The aggregate intrinsic value of options outstanding as of December 31, 2006 was approximately $0.7 million.

Information regarding stock option awards exercisable at December 31, 2006 is summarized below:

	Number	Weighted	Aggregate
	Vested and	Average	Intrinsic
Range of Exercise Prices	Exercisable	Exercise Price	Value
			(In thousands)

$ 0.45 — 2.92	274,282	$1.98	$422
$ 2.97 — 3.52	12,500	2.97	7
$ 3.53 — 7.97	72,056	7.20	—
$ 8.00 — 8.00	75,472	8.00	—
$ 8.06 — 9.50	113,450	8.92	—
$ 9.55 — 9.97	301,802	9.81	—
$10.15 — 12.33	197,738	11.96	—
$12.50 — 12.50	249,556	12.50	—
$12.60 — 15.51	180,312	13.54	—
$15.87 — 15.87	37,500	15.87	—

$ 0.45 — 15.87	1,514,668	9.37	$429

The aggregate intrinsic value of options exercisable as of December 31, 2006 was approximately $0.4 million. The weighted average remaining contractual life of all options exercisable as of December 31, 2006 was 7.57 years.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

NOTE 11 — INCOME TAXES

For each of the years ended December 31, 2006, 2005 and 2004 our net losses were entirely attributable to domestic operations. A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

U.S. federal taxes (benefit) at statutory rate	$(16,630)	$(10,344)	$(9,189)
Unutilized net operating losses	16,500	10,207	9,002
Stock-based compensation	113	96	178
Other	17	41	9

Total	$—	$—	$—

As of December 31, 2006, we have federal net operating loss carryforwards of approximately $161.2 million, which expire beginning in the year 2011, if not utilized. We have state net operating losses carryforwards of approximately $20.1 million which began to expire in 2007. We also have federal and state research and development tax credit carryforwards of approximately $5.3 million and $5.7 million, respectively. The federal research and development tax credits will begin to expire in the year 2011, and state research and development tax credits have no expiration date. We also have a California Manufacturers’ Investment Credit of $0.1 million, which began to expire in 2007.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$56,009	$40,294
Research credits	9,170	6,821
Capitalized research	7,836	4,110
Reserves and accruals	2,238	823
Depreciation and amortization	7,067	1,029

Total deferred tax assets	82,320	53,077
Valuation allowance	(82,320)	(53,077)

Net deferred tax assets	$—	$—

Included in the valuation allowance balance is $0.6 million related to the exercise of stock options that have not been reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

Realization of deferred tax assets is dependent upon future earnings. Management believes that, given our historical cumulative losses and the uncertainty regarding future profitability, it is more likely than not that the

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

deferred tax assets will not be utilized. Accordingly, a full valuation allowance has been recorded for all periods presented. The valuation allowance increased by $29.2 million, $14.1 million and $12.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 12 — STATEMENT OF CASH FLOWS

During 2006, we identified errors relating to classifications in the cash flows from the investing activities section of our statements of cash flows for the years ending December 31, 2005 and 2004. The historical statements of cash flows contained classification errors from incorrectly reporting purchases, sales and maturities of short-term investments. These classification errors resulted in. previously reported purchases of investments being overstated, with an equal and offsetting overstatement of sale and maturities, but had no impact to net cash flows from investing activities. As a result, line items in cash flows from investing activities in the accompanying statements of cash flows for the years ended December 31, 2005 and 2004 have been adjusted from amounts previously reported to reflect our correction of these errors. In addition, we adjusted the amount of capitalized building shells and related interest previously reported in the supplemental schedule of non-cash investing and financing activities for the year ended December 31, 2005. The effect was to increase the amount previously reported by $790,000.

The following tables provide a summary of the effects to the accompanying statements of cash flows for the years ended December 31, 2005 and December 31, 2004 for the adjustments to cash flows from investing activities.

Statement of Cash Flows	As Originally		Effect of
Year Ended December 31, 2005	Reported	As Adjusted	Change
	(In thousands)

Cash flows from investing activities:
Purchase of marketable securities	$(256,244)	$(145,107)	$111,137
Sales of marketable securities	86,716	80,803	(5,913)
Maturities of marketable securities	184,095	78,871	(105,224)

Net cash used in investing activities	$14,567	$14,567	$—

Statement of Cash Flows	As Originally		Effect of
Year Ended December 31, 2004	Reported	As Adjusted	Change
	(In thousands)

Cash flows from investing activities:
Purchase of marketable securities	$(159,772)	$(129,658)	$30,114
Sales of marketable securities	22,173	12,731	(9,442)
Maturities of marketable securities	81,083	60,411	(20,672)

Net cash used in investing activities	$(56,516)	$(56,516)	$—

NOTE 13 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2006. In management’s opinion, this information has been prepared on the same basis as the audited

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

financial statements and includes all adjustments necessary to present fairly the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net loss	$(10,862)	$(11,810)	$(11,940)	$(14,300)

Basic and diluted net loss per share	$(0.33)	$(0.33)	$(0.33)	$(0.40)

Shares used in computation of basic and diluted net loss per share	32,466	35,873	35,922	36,011

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net loss	$(6,996)	$(7,532)	$(7,133)	$(8,763)

Basic and diluted net loss per share	$(0.25)	$(0.27)	$(0.25)	$(0.31)

Shares used in computation of basic and diluted net loss per share	28,176	28,228	28,250	28,384

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management , including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as defined under Rule 13a-15(e). In performing this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of December 31, 2006. Management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position and results of operation and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Under the supervision and with the participation of our CEO and CFO our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the assessment of the Company’s internal control over financial reporting, the Company’s management has concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item concerning our executive officers, directors, audit committee and audit committee financial expert will be contained under the captions “Executive Officers and Key Employees,” “Election of Class I Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006 (the “Proxy Statement”), and is hereby incorporated by reference herein. Certain information required by this item concerning our executive officers is contained in this Annual Report on Form 10-K under Part 1, Item 1. “Business — Executive Officers of the Registrant” and incorporated in this Item 10 by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item will be contained in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Election of Class I Directors,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” and is hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in the Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” is hereby incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be contained in the Proxy Statement under the caption “Principal Accountant Fees and Services” and is hereby incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are being filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.  The following financial statements of Genitope Corporation and the Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm are included in Part II, Item 8:

(2) Financial Statement Schedules.  All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to the Financial Statements.

(3) Exhibits.  The list of exhibits on the Index to Exhibits on pages 98 through 100 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on March 14, 2007.

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

Signature	Title	Date

/s/ DAN W. DENNEY, JR. Dan W. Denney, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

/s/ JOHN M. VUKO John M. Vuko	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ GORDON D. DENNEY Gordon D. Denney	Director	March 14, 2007

/s/ GREGORY ENNIS Gregory Ennis	Director	March 14, 2007

/s/ STANFORD C. FINNEY Stanford C. Finney	Director	March 14, 2007

/s/ RONALD GOODE Ronald Goode	Director	March 14, 2007

/s/ WILLIAM A. HASLER William A. Hasler	Director	March 14, 2007

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Genitope Corporation.(1)
3.2		Amended and Restated Bylaws of Genitope Corporation.(2)
4.1		Specimen Common Stock Certificate.(2)
4.2		Investor Rights Agreement, dated August 29, 2003, by and among Registrant and certain investors named therein.(2)
4.3		Series F Warrant, dated August 29, 2003, between the Registrant and Stanford C. Finney.(2)
4.4		Reference is made to Exhibit 3.1 and Exhibit 3.2.
10.1		Form of Indemnity Agreement entered into by Registrant with each of its directors and certain executive officers.(2)
10	.2*	1996 Stock Option Plan and form of related agreements.(2)
10	.3*	2003 Equity Incentive Plan and Form of Stock Option Agreement under the 2003 Equity Incentive Plan.(2)
10	.4*	2003 Non-Employee Directors’ Stock Option Plan and Form of Nonstatutory Stock Option Agreement under the 2003 Non-Employee Directors’ Stock Option Plan.(2)
10	.5*	2003 Employee Stock Purchase Plan and Form of 2003 Employee Stock Purchase Plan Offering.
10.6		Sublease, dated August 3, 1999, between Regen Biologics, Inc. and the Registrant.(2)
10.7		Second Amendment to Sublease, dated October 1, 2000, between Regen Biologics, Inc. and the Registrant.(2)
10.8		Third Amendment to Sublease, dated May 16, 2003, between Regen Biologics, Inc. and the Registrant.(2)
10.9		Lease, dated April 10, 1996, between Metropolitan Life Insurance Company and Regen Biologics, Inc.(2)
10.10		Letter of Credit and Reimbursement Agreement, dated December 15, 2005, between the Registrant and Comerica Bank.(3)
10.11		Security Agreement, dated December 15, 2005, between the Registrant and Comerica Bank.(3)
10.12		Lease, dated March 10, 2005, between Metropolitan Life Insurance Corporation and the Registrant.(4)
10.13		Sublease, dated as of June 22, 1997, between Genelabs Technologies, Inc. and the Registrant.(2)
10.14		Fourth Amendment to Sublease Agreement, dated November 30, 2002, between Genelabs Technologies, Inc. and the Registrant.(2)
10.15		Industrial Net Lease, dated July 29, 1986, between Lincoln Property Company N.C., Inc. and Genelabs Technologies, Inc.(2)
10.16		Lease Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6900 Dumbarton Circle, Fremont, California.(5)
10.17		Construction Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6900 Dumbarton Circle, Fremont, California.(5)
10.18		Lease Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6800 Dumbarton Circle, Fremont, California.(5)
10.19		Construction Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6800 Dumbarton Circle, Fremont, California.(5)
10.20		Standard Form of Agreement (AIA Document A121) between Registrant and XL Construction Corporation, dated January 17, 2006, along with the general conditions of the agreement for the building located at 6800 Dumbarton Circle, Fremont, California.(6)
10.21		Standard Form of Agreement (AIA Document A121) between Registrant and XL Construction Corporation, dated January 17, 2006, along with the general conditions of the agreement for the building located at 6900 Dumbarton Circle, Fremont, California.(6)

Exhibit
Number		Description

10	.22*	Summary of 2006 Management Incentive Compensation Plan.(7)
10	.23*	Compensation Arrangements for Non-Employee Directors of the Registrant.(8)
10	.24*	Compensation Information for Named Executive Officers.(7)
10.25		Underwriting Agreement, dated as of February 7, 2006, by and among the Registrant and WR Hambrecht & Co., LLC, RBC Capital Markets, Brean Murray Carret & Co., LLC and Punk, Ziegel and Company.(9)
10.26		Master Security Agreement dated as of October 31, 2006, by and among Registrant and General Electric Capital Corporation.(10)
10.27		Promissory Note dated October 31, 2006 issued by Registrant to General Electric Capital Corporation.(10)
10.28		Security Deposit Pledge Agreement, dated October 31, 2006, by and among Registrant and General Electric Capital Corporation.(10)
10.29		Fourth Amendment to Sublease dated May 25, 2006, between Regen Biologics, Inc. and Genitope Corporation.(11)
10.30		Amendment No. 1 dated June 27, 2006, to the Standard Form of Agreement (AIA Document A121) between Genitope Corporation and XL Construction Corporation, dated December 19, 2005 for the building located at 6900 Dumbarton Circle, Fremont, California.(12)
10.31		Amendment No. 1 dated June 27, 2006, to the Standard Form of Agreement (AIA Document A121) between Genitope Corporation and XL Construction Corporation, dated December 19, 2005 for the building located at 6800 Dumbarton Circle, Fremont, California.(12)
10.32		Promissory Note dated December 22, 2006 issued to General Electric Capital Corporation.(13)
10.33		Security Deposit Pledge Agreement dated December 22, 2006 by and among the Registrant and General Electric Capital Corporation.(13)
10	.34*	Severance Agreement dated December 22, 2006 by and between the Registrant and Bonnie Charpentier.(13)
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (contained on signature page)
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1		Certification by the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

*	Management contract or compensatory plan.

1.	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-3 (File No. 333-128357), as filed with the Securities and Exchange Commission on September 16, 2005, and incorporated herein by reference.

2.	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the Securities and Exchange Commission on August 6, 2003, as amended, and incorporated herein by reference.

3.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2005, and incorporated herein by reference.

4.	Filed as an Exhibit to Genitope Corporation’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 9, 2005, and incorporated herein by reference.

5.	Filed as an Exhibit to Genitope Corporation’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2005, and incorporated herein by reference.

6.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 20, 2006, and incorporated herein by reference.

7.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2006, and incorporated herein by reference.

8.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 6, 2005, and incorporated herein by reference.

9.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2006, and incorporated herein by reference.

10.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.

11.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, and incorporated herein by reference.

12.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2006, and incorporated herein by reference.

13.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2006, and incorporated herein by reference.