Form 10-Q
period 2007-03-31
GENITOPE CORP
filed 2007-05-09
CIK 1028358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
As of May 3, 2007, 41,571,222 shares of common stock of Genitope Corporation were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share and share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,830	$18,540
Marketable securities	33,149	33,142
Miscellaneous receivables	1,722	1,149
Prepaid expenses and other current assets	2,303	2,163

Total current assets	46,004	54,994
Restricted cash and marketable securities	2,479	9,579
Property and equipment, net	93,076	93,479
Other assets	2,070	2,371

Total assets	$143,629	$160,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,093	$5,551
Accrued and other current liabilities	3,821	4,814
Current portion of credit line	1,865	1,662

Total current liabilities	6,779	12,027
Lease financing liability and accrued interest	44,545	41,941
Noncurrent portion of credit line	3,542	3,609

Total liabilities	54,866	57,577

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; issued and outstanding: 36,053,714 shares at March 31, 2007 and 36,052,685 shares at December 31, 2006	36	36
Additional paid-in capital	298,088	296,962
Deferred stock compensation	(7)	(19)
Accumulated other comprehensive loss	—	(8)
Deficit accumulated during the development stage	(209,354)	(194,125)

Total stockholders’ equity	88,763	102,846

Total liabilities and stockholders’ equity	$143,629	$160,423

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			Cumulative
			Deficit during
			the Development
			Stage Period
			August 15, 1996
	Three Months Ended		(date of inception)
	March 31,		to March 31,
	2007	2006	2007
Operating expenses:
Research and development	$11,820	$8,686	$152,994
Sales and marketing	468	834	10,635
General and administrative	2,277	2,367	28,426

Total operating expenses	14,565	11,887	192,055

Loss from operations	(14,565)	(11,887)	(192,055)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	(3,509)
Interest expense	(1,319)	(1)	(5,491)
Interest and other income	655	1,026	10,108

Net loss	(15,229)	(10,862)	(190,947)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	(18,407)

Net loss attributable to common stockholders	$(15,229)	$(10,862)	$(209,354)

Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(0.33)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	36,052	32,466

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
			(date of
	Three Months Ended		inception)
	March 31,		to March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(15,229)	$(10,862)	$(190,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,859	348	10,134
Loss on disposal of assets	—	—	29
Stock-based compensation expense	1,135	1,506	11,291
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities:
Miscellaneous receivables	(15)	—	(20)
Prepaids and other assets	294	(518)	(1,700)
Accounts payable	(738)	(2,745)	(1,286)
Accrued and other current liabilities	84	(817)	1,787

Net cash used in operating activities	(12,610)	(13,088)	(164,332)

Cash flows from investing activities:
Purchase of property and equipment	(6,252)	(10,144)	(77,205)
Purchases of marketable securities	(45,419)	(93,320)	(506,827)
Sales of marketable securities	4,272	10,694	150,828
Maturities of marketable securities	41,112	55,957	322,813
Sales of restricted cash and marketable securities	7,138	4,135	36,321
Purchases of restricted cash and marketable securities	—	—	(38,762)
Long term cash deposits	—	—	(1,167)

Net cash provided by (used in) investing activities	851	(32,678)	(113,999)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	—	33,735
Net proceeds from issuance of common stock related to follow-on public offering	—	58,658	114,168
Net proceeds from issuance of common stock related to private placement	—	—	57,257
Borrowings under lines of credit	535	—	14,780
Repayment of borrowings under lines of credit	(400)	—	(9,374)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	2	2	3,265
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	—	—	(87)
Proceeds from note receivable from stockholder	—	—	102
Principal payments on capital lease obligations	—	(6)	(134)
Long term and short term cash deposits	(134)	—	(1,499)
Repayment on lease financing liability	42	(1,096)	(3,285)
Proceeds from lease financing liability	2,004	4,244	24,646

Net cash provided by financing activities	2,049	61,802	287,161

Net increase (decrease) in cash and cash equivalents	(9,710)	16,036	8,830
Cash and cash equivalents, beginning of period	18,540	731	—

Cash and cash equivalents, end of period	$8,830	$16,767	$8,830

Supplemental disclosure:
Cash paid for interest	$134	$—	$360
Supplemental schedule of noncash investing and financing activities:

Conversion of preferred stock to common stock	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Conversion of notes payable to preferred stock	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to private placement	$—	$—	$150
Acquisition of property and equipment under capital leases	$—	$—	$134
Accrued cost for acquisition of property and equipment	$(4,796)	$3,121	$4,409
Receivable from issuance of common stock under stock plan	$—	$—	$11
Change in unrealized losses on marketable securities	$8	$—	$—
Capitalized building shells and related interest	$—	$(316)	$(21,490)
Lease financing liability	$1,702	$—	$22,599
The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
     Genitope Corporation (“Genitope,” “we” or the “Company”) is a development stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy (“MyVax”), is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma (“NHL”), and we recently initiated a Phase 2 clinical trial in chronic lymphocytic leukemia (“CLL”). We were incorporated in the State of Delaware on August 15, 1996, have incurred significant losses since our inception, and expect to continue to do so for the foreseeable future.
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
     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Reclassifications
     Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on stockholders’ equity or previously reported net income. See also Note 7, Statement of Cash Flows.
Liquidity
     To date, we have not generated any revenues, and we have financed our operations and internal growth through private placements of common and preferred stock and public offerings of common stock, our line-of-credit facilities, and interest income earned from our cash and cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2007, we had an accumulated deficit of $209.4 million and cash, cash equivalents and marketable securities of $44.5 million, including $2.5 million that is restricted as to its use.
     In October 2005, the SEC declared effective a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. On May 2, 2007, we completed an underwritten public offering under this shelf registration statement in which we sold 5,500,000 shares of common stock at a public offering price of $3.85 per share for aggregate gross proceeds of $21.2 million. After deducting the underwriter’s discount and estimated offering expenses, we received net proceeds of approximately $19.8 million.

     We cannot predict when we may begin to realize product revenue, if at all. We do not expect to obtain the initial analysis of the final results of our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL prior to the end of 2007. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaborations or licensing arrangements or other arrangements, as well as through interest income earned on cash and marketable securities balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds through collaboration, licensing or other arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or to grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that could limit our business activities.
Accounting for Uncertainty in Income Taxes
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle to have been recorded as an adjustment to opening retained earnings if there had been any (there were none). At the adoption date and as of March 31, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or operations were required.
Miscellaneous receivables
     The miscellaneous receivables as of March 31, 2007 and December 31, 2006 of $1,722,000 and $1,149,000, respectively, consist primarily of amounts due from our landlord for reimbursement of a tenant improvement allowance provided by our landlord, applied towards the construction costs of our new manufacturing facility and corporate headquarters.
Comprehensive Loss
     Other comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Our other comprehensive gain (loss) consists of change in unrealized gain (loss) on restricted and unrestricted investments, which was not significant for the three months ended March 31, 2007 and March 31, 2006.
NOTE 2. NET LOSS PER SHARE
     Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase. Diluted net loss per share attributable to common stockholders should give effect to the dilutive effect of potential issuances of common stock consisting of stock options, stock issuable under our 2003 Employee Stock Purchase Plan (“ESPP”), warrants and common stock subject to repurchase. However, all potentially dilutive securities have been excluded from the diluted net loss per share computations as, due to our net loss, they have an anti-dilutive effect. A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net loss attributable to common stockholders	$(15,229)	$(10,862)

Denominator:
Weighted average common shares outstanding	36,053	32,469
Less: Weighted average unvested common shares subject to repurchase	(1)	(3)

Denominator for basic and diluted calculations	36,052	32,466

Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(0.33)

     The following outstanding stock options, shares issuable under our ESPP, warrants and common stock subject to repurchase were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect (in thousands):

	As of March 31,
	2007	2006
Shares issuable upon exercise of stock options	4,453	2,950
Shares issuable upon exercise of warrants	267	267
Shares issuable related to ESPP	64	55
Common stock subject to repurchase	1	3

	4,785	3,275

NOTE 3. RESTRICTED CASH AND MARKETABLE SECURITIES
     As more fully discussed in Note 6, we have one outstanding letter of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters. At March 31, 2007, this letter of credit was collateralized by $1.5 million of cash, cash equivalents and marketable securities held in one of our investment accounts. As we proceed with the build-out and the payment of the construction costs, these collateralized assets will continue to decrease in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral against two other letters of credit related to the lease of our new facilities. Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” in the accompanying balance sheet (note that the restricted cash and cash equivalent amounts total approximately $1,479,000, and these amounts are not included below in the analysis of marketable securities).
     All of our marketable securities (restricted and unrestricted) are considered to be available-for-sale, as we may not hold them until maturity, and as such any changes during the period in the fair value are recognized in other comeprehensive income. The following is a summary of our available-for-sale marketable securities, restricted and unrestricted, as of March 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	23,169	16	(17)	23,168
U.S. government and agency securities	9,980	1	—	9,981

Total available-for-sale marketable securities	$34,149	$17	$(17)	$34,149

     The following table summarizes the maturities of our investments at March 31, 2007:

	Amortized
	Cost	Fair Value
Less than one year	$6,621	$6,621
Due in 1-5 years	19,476	19,484
Due in 5-10 years	2,949	2,945
Due after 10 years	5,103	5,099

	$34,149	$34,149

     The following is a summary of our available-for-sale marketable securities, restricted and unrestricted, as of December 31, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	21,473	29	(28)	21,474
U.S. government and agency securities	20,162	—	(9)	20,153

Total available-for-sale marketable securities	$42,635	$29	$(37)	$42,627

     Realized gains and losses from the sales of marketable securities for the quarters ended March 31, 2007 and March 31, 2006 were not significant.
NOTE 4. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Construction-in-progress related	$—	$1,077
Accrued salaries and bonus	1,100	1,164
Other accrued compensation and benefits	1,291	1,107
Professional fees	234	115
Clinical trials	630	530
Other	566	821

	$3,821	$4,814

NOTE 5. STOCK-BASED COMPENSATION
     On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation for grants that were outstanding as of January 1, 2006 are being recognized over the remaining service period using the compensation cost previously estimated in our SFAS 123 pro forma disclosures.
     Stock-based compensation expense related to our stock option and ESPP awards recognized under SFAS 123R included in our unaudited condensed statements of operations for the three months ended March 31, 2007 was $1.1 million. The first offering for the ESPP began on the effective date of the initial public offering and ended approximately 24 months later in October 2005 with purchases occurring every six months. After the initial 24-month offering period, the ESPP continued with successive six-month offering periods until the quarter ending March 31, 2007. In February 2007, our Board of Directors amended the Offering under the ESPP to provide for a 24-month offering period with purchases occurring every six months.
     We allocated stock-based compensation expense under SFAS 123R (excluding the impact of pre-IPO options accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees) as follows (in thousands):

Three Months Ended
March 31
2007
Statement of Operations Classification
Research and development	$506
Sales and marketing	58
General and administration	564

Total	$1,128

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
     The determination of the fair value of each option and ESPP right has been estimated at the date of grant, assuming the following weighted-average assumptions:

	Employee Stock	Employee Stock
	Options	Purchase Plan
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2007
Weighted-average grant date fair value	$2.32	$1.03
Expected term in years	6.25	0.5
Volatility	65%	48%
Risk-free interest rates	4.48%	5.15%
     The following table sets forth the summary of option activity for the three months ended March 31, 2007:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Options	Average	Contrctual Life	Value
	Outstanding	Exercise Price	(years)	(in thousands)
Outstanding at January 1, 2007	3,870,406	$8.80	8.06
Granted	624,400	3.62
Exercised	(1,162)	1.93
Canceled	(23,684)	6.59
Expired	(16,835)	10.17

Outstanding at March 31, 2007	4,453,125	$8.08	8.19	$1,395

Exercisable at March 31, 2007	1,705,469	$9.40	7.01	$624

     The total intrinsic value of options exercised during the three months ended March 31, 2007 was negligible. The intrinsic value as of March 31, 2007 is calculated as the difference between the market value as of March 31, 2007 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option.
     The following table sets forth the summary of our unvested options under our stock option plans for the three months ended March 31, 2007:

	Number of	Weighted
	Unvested	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Unvested at January 1, 2007	2,356	$8.44
Granted	625	3.62
Vested	(209)	9.74
Forfeited	(24)	6.59

Unvested at March 31, 2007	2,748	$7.27

     As of March 31, 2007, there was approximately $6.3 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 2.7 years. No amounts related to stock-based compensation expense have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense were not recognized as we currently provide a full valuation allowance for all of our deferred tax assets.

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
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord will provide us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of March 31, 2007, the Construction Letter of Credit has been decreased to $1.3 million to reflect the build out and payment of construction costs by Genitope. The Construction Letter of Credit will expire on May 30, 2009, though it is expected that this Letter of Credit will be cancelled in 2007 after the construction is complete. Pursuant to the terms of the Security Agreement, the Construction Letter of Credit is being collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account totaling approximately $1.5 million as of March 31, 2007. As we proceed with the build-out and the payment of the construction costs, the collateralized assets and restricted cash will continue to decrease in proportion to the payments made.
     The Lease Agreements provided for rent holidays for the first five and one-half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term. Due to the application of Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”) (discussed below), only the accounting treatment for the ground rent was impacted by the rent holidays during the first five and one -half months of the Lease Agreements. The deferred rent recorded during the second and third quarters of 2005 was offset in the fourth quarter of 2005 and was zero as of the year ended December 31, 2005.
     We are responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF 97-10, are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which was recorded at a fixed asset gross book value of $21.1 million as of March 31, 2007 including the capitalized interest. The related liability was recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord will increase the lease financing liability, and the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells will decrease the lease financing liability. During the three months ended March 31, 2007, however, the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells did not decrease the lease financing liability because the current rent payments to the landlord have resulted in our currently being in a period of negative amortization. During the three months ended March 31, 2007, the lease financing liability increased by a total of $2.6 million, due to $2.0 million from landlord reimbursements and $0.6 million from a net increase in accounts receivable from the landlord recorded as of March 31, 2007 with respect to the year ended December 31, 2006. Build-out costs paid by Genitope will be capitalized consistent with our standard policy.
     Upon completion of construction, in accordance with SFAS No. 98, “Accounting for Leases,” the building and improvement assets are being depreciated on a straight-line basis over their useful lives. We will continue to account for the land lease (ground rent) separately as an operating expense. The balance of the lease payments related to the building shells is being charged as interest expense and reduction to the lease financing liability, whereas the repayment period pertaining to the lease financing liability reductions represents a reasonable time period and does not result in a loss on the transfer of the shells and the leasehold improvements back to the landlord at the end of the lease term.

     The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and, as of March 31, 2007, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account (see Note 3).
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
NOTE 7. STATEMENT OF CASH FLOWS
     During 2006, we identified errors relating to classifications in the cash flows from the investing activities section of our statements of cash flows for the three months ended March 31, 2006. The historical statements of cash flows for the three months ended March 31, 2006 contained classification errors from incorrectly reporting purchases, sales and maturities of short-term investments. These classification errors resulted in previously reported purchases of investments being overstated, with an equal and offsetting overstatement of sale and maturities, but had no impact to net cash flows from investing activities. For the three months ended March 31, 2006, we also identified errors related to the classification of activity related to certain floating rate securities, which were previously incorrectly classified as cash equivalents instead of marketable securities. We have adjusted the cash flows from these securities from changes in cash and cash equivalents to cash flows from investing activities. As a result, line items in cash flows from investing activities in the accompanying statements of cash flows for the quarter ended March 31, 2006 have been adjusted from amounts previously reported to reflect our correction of these errors.
     The following table provides a summary of the effects to the accompanying statements of cash flows for the three months ended March 31, 2006 for the adjustments to cash flows from investing activities.
Statement of Cash Flows (in thousands)
Three Months Ended March 31, 2006

	As Originally		Effect of
	Reported	As Adjusted	Change
Cash flows from investing activities:
Purchase of marketable securities	$(119,672)	$(93,320)	$26,352
Sales of marketable securities	29,519	10,694	(18,825)
Maturities of marketable securities	69,795	55,957	(13,838)

Change in net cash from securities used in investing activities	$(20,358)	$(26,669)	$(6,311)

Net cash used in investing activities	$(26,367)	$(32,678)	$(6,311)
Net decrease in cash and cash equivalents	$22,347	$16,036	$(6,311)
Cash and cash equivalents as of March 31, 2006	$23,078	$16,767	$(6,311)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:
•	the progress of our research, development and clinical programs, the timing of the completion of the primary and final analyses of our pivotal Phase 3 clinical trial, the expected timing of submission of a Biologics License Application, or BLA, for MyVax to the Food and Drug Administration and the timing of anticipated commercialization of MyVax, or any other immunotherapies we may develop;

•	our ability to develop, market, commercialize and achieve market acceptance for MyVax, or any other immunotherapies we may develop;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance and growth of the company;

•	the breadth of applications of our immunotherapies, potential benefits of our monoclonal antibody panel and the timing of filing of a related investigational new drug, or IND, application; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements, sufficiency of our capital resources and our needs for additional financing.
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
Overview
     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax® personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial for the treatment of follicular B-cell non-Hodgkin’s lymphoma, or NHL and we have completed the treatment phase of Phase 2 clinical trials in diffuse large B-cell NHL and mantle cell NHL patients. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% of diagnosed cases of lymphoma. In the United States, approximately 55,000 patients are newly diagnosed with NHL each year, and there are over 300,000 patients currently diagnosed with NHL. Our pivotal Phase 3 clinical trial is designed for the treatment of follicular B-cell NHL, which represents approximately 22% of the cases of NHL. Results from our completed and our ongoing clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL.

     In November 2000, based on positive interim Phase 2 clinical trial results from our 9901 trial, we initiated a pivotal, randomized, double-blind, placebo-controlled Phase 3 clinical trial, our 2000-03 trial, to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL. The treatment phase for all of the 287 patients enrolled in this trial has been completed. In July 2006, our independent Data Safety Monitoring Board, or DSMB, met and reviewed the second planned interim analysis of blinded data for safety and efficacy in our pivotal Phase 3 clinical trial and recommended the trial continue as planned. We anticipate that we will obtain the initial analysis of the final results of, our Phase 3 clinical trial by the end of 2007. This initial analysis should indicate whether a statistically significant increase in progression-free survival is observed in patients receiving MyVax compared to patients receiving the control substance. It will take several months following the last patient visit, currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial. We believe that, if successful, the results of our Phase 3 clinical trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL.
     The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $40.2 million, $25.9 million and $22.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, and were approximately $11.8 million for the three months ended March 31, 2007. From inception through March 31, 2007, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $153.0 million.
     We are also developing a monoclonal antibody panel that we believe potentially represents an additional method for treating NHL that combines aspects of personalized immunotherapy with an off-the-shelf approach. We filed patent applications for the composition and therapeutic use of this panel. The monoclonal antibodies could eventually be used alone or in synergistic combination with MyVax and might reduce or eliminate the need for chemotherapy in the early treatment of NHL. We intend to file an IND application in the first half of 2008 and initiate clinical trials thereafter.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development-stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2007, we had an accumulated deficit of $209.4 million. As of March 31, 2007, we had cash, cash equivalents and marketable securities of $44.5 million, including $2.5 million that is restricted as to its use.
     In October 2005, the SEC declared effective a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. On May 2, 2007, we completed an underwritten public offering under this shelf registration statement in which we sold 5,500,000 shares of common stock at a public offering price of $3.85 per share for aggregate gross proceeds of $21,2 million. After deducting the underwriter’s discount and estimated offering expenses, we received estimated net proceeds of approximately $19.8 million.
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

     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty the exact nature, timing or cost of the efforts necessary to complete the development of MyVax nor can we predict with precision when these development efforts will be completed. We cannot reasonably predict when we may have material net cash inflows from sales of MyVax, if ever. These uncertainties result from the numerous risks associated with developing MyVax, including:
•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing and results of the final analysis of our pivotal Phase 3 clinical trial for MyVax;

•	the uncertainty of results of our ongoing pivotal Phase 3 clinical trial for MyVax, or other clinical trials of MyVax;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the need to complete the equipping and qualification of our new manufacturing facility, including any purchase and installation of any additional equipment for the facility that may be necessary to provide additional manufacturing capacity for commercialization of MyVax if MyVax receives regulatory approval;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.
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
Recent Accounting Pronouncements
     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for us beginning on January 1, 2008. We are currently evaluating the impact that this standard may have on our financial statements.

Results of Operations
Research and development expenses

	Three Months Ended March 31,
			Percent
	2007	2006	Change
in thousands (except percentages)
Staffing related	$4,588	$4,298	7%
Clinical trial and manufacturing material costs	2,650	1,592	66%
Stock-based compensation	507	550	(8%)
Facilities and other costs	4,075	2,246	81%

Total research and development expenses	$11,820	$8,686	36%

     Research and development expenses represented approximately 81% and 73% of our total operating expenses for each of the three months ended March 31, 2007 and 2006, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs related to the development of our manufacturing process.
     Research and development expenses increased in the three months ended March 31, 2007, as compared to the same period in 2006, due partially to $1.1 million of additional outside clinical trial costs and material costs. In addition, an increase in other costs of approximately $1.8 million consisted primarily of $1.5 million higher depreciation expense related to our new facilities located in Fremont, California.
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
Sales and marketing expenses

	Three Months Ended March 31,
			Percent
	2007	2006	Change
in thousands (except percentages)
Staffing related	$228	$318	(28%)
Product advocacy costs	24	330	(93%)
Stock-based compensation	59	85	(31%)
Facilities and other costs	157	101	55%

Total sales and marketing expenses	$468	$834	(44%)

     Sales and marketing expenses consist primarily of personnel costs and costs associated with outside marketing activities related to product support and awareness.
     Sales and marketing expenses for the three months ended March 31, 2007 decreased, as compared to the same period in 2006, primarily due to lower product advocacy costs, and somewhat lower staffing costs, offset in part by higher facilities costs.
     We expect sales and marketing spending to remain about the same during the remainder of 2007, but then to increase in subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL.

General and administrative expenses

	Three Months Ended March 31,
			Percent
	2007	2006	Change
in thousands (except percentages)
Staffing related	$843	$765	10%
Legal, professional fees and insurance	643	562	14%
Stock-based compensation	570	871	(35%)
Facilities and other costs	221	169	31%

Total general and administrative expenses	$2,277	$2,367	(4%)

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.
     General and administrative expenses decreased $0.1 million in the three months ended March 31, 2007 as compared to the same period in 2006, due primarily to lower SFAS 123R stock option expense of $0.3 million, offset in part by higher costs in other administrative areas required to support the organizational growth of the company.
     We expect our general and administrative expenses to remain approximately the same during the remainder of 2007, but then to increase in subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL and incur additional infrastructure costs associated with our organizational growth, including costs associated with potential implementation of new finance and accounting systems.
Interest expense

	Three Months Ended March 31,
			Percent
in thousands (except percentages)	2007	2006	Change
Interest expense	$1,319	$1	131,800%
     Interest expense for the three months ended March 31, 2007 and 2006 was $1,319,000 and $1,000, respectively. The increase in 2007 over 2006 was primarily due to non-cash interest of $1,185,000 recorded for the amortization of the lease finance obligation (which was required to be recorded under EITF 97-10).
Interest and Other Income, Net

	Three Months Ended March 31,
			Percent
in thousands (except percentages)	2007	2006	Change
Interest and other income, net	$655	$1,026	(36%)
     Interest and other income, net, decreased in the three months ended March 31, 2007 as compared to the same period in 2006 due to a decrease in interest received as a result of lower average cash balances.
Liquidity and Capital Resources

	As of	As of
	March 31,	December 31,
(in thousands)	2007	2006
Cash, cash equivalents and marketable securities (including $2.5 million and $9.6 million that is restricted as to its use as of March 31, 2007 and December 31, 2006, respectively)	$44,458	$61,261

	Three Months Ended
	March 31,
	2007	2006
Cash flows:
Net cash used in operating activities	$(12,610)	$(13,088)

Net cash provided by (used in) investing activities	$851	$(32,678)

Net cash provided by financing activities	$2,049	$61,802

     As of March 31, 2007, we had cash, cash equivalents and marketable securities of $44.5 million, including $2.5 million that is restricted as to its use, compared to $61.3 million, including $9.6 million classified as restricted, as of December 31, 2006. We have one outstanding letter of credit related to the construction of our new manufacturing facility and corporate headquarters (described below as “Construction Letters of Credit”) that, as of March 31, 2007, was collateralized by $1.5 million of cash, cash equivalents and marketable securities held in one of our investment accounts and classified as a restricted, non-current asset on our balance sheet. As we proceed with the build-out and the payment of the construction costs, these collateralized assets will continue to decrease in proportion to the payments made. In addition, we have a $1.0 million certificate of deposit that serves as collateral for two other letters of credit related to the lease of our new facilities (described below as “Rent Letters of Credit”). Both the investment account and the certificate of deposit have been classified as “Restricted cash and marketable securities” on our unaudited condensed balance sheet. We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and, as of March 31, 2007, we had an accumulated deficit of approximately $209.4 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Our accumulated deficit also includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through March 31, 2007, we had amortized and expensed non-cash stock-based compensation of approximately $11.3 million.
     Net cash used in operating activities was $12.6 million and $13.1 million for the three months ended March 31, 2007 and March 31, 2006, respectively. The slight decrease in use of cash in operations for 2007 compared to 2006 was primarily due to lower cash usage from changes in accounts payable, other assets and accrued liabilities, which was offset in large part by higher operating expenses from our continued research and development activities associated with MyVax for the treatment of B-cell NHL.
     Net cash in investing activities was $0.9 million provided and $32.7 million used for the three months ended March 31, 2007 and March 31, 2006, respectively. During the three months ended March 31, 2007, we had maturities and sales of marketable securities of $45.4 million, which were offset by purchases of $45.4 million of marketable securities. For the three months ended March 31, 2007 and March 31, 2006, as a result of payments we made for facility construction costs, there also was a decrease of $7.1 million and $4.1 million, respectively, in marketable securities being classified as restricted. During the three months ended March 31, 2006, we had maturities and sales of marketable securities of $66.7 million, which were more than offset by purchases of $93.3 million of marketable securities. Payments for capital expenditures, consisting of purchases of office and laboratory equipment and leasehold improvements to our facilities, were $6.3 million and $10.1 million, for the three months ended March 31, 2007 and 2006, respectively. Our new manufacturing facility and corporate headquarters was completed in the fourth quarter of 2006, although we are continuing to equip and qualify the facility. The current estimated cost of the build-out is approximately $65 million. As part of the construction agreements, the landlord has provided a tenant improvement allowance of approximately $26.3 million, which is being applied towards the construction of the two buildings. The facility is designed for the production of MyVax for at least 3,600 patients each year and, if MyVax receives regulatory approval, we would need to purchase and install additional equipment in our facility to achieve this level of manufacturing capacity. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of our marketable securities.
     Net cash provided by financing activities was approximately $2.0 million and $61.8 million for the three months ended March 31, 2007 and March 31, 2006, respectively. The cash received from the landlord for tenant improvements during the three months ended March 31, 2007 amounted to $2.0 million. During the three months ended March 31, 2006, we received approximately $58.7 million net proceeds from the sale of 7,360,000 shares of common stock at a public offering price of $8.50 per share in an underwritten public offering under our shelf registration statement. On May 2, 2007, we completed an additional underwritten public offering under this shelf registration statement in which we sold 5,500,000 shares of common stock at a public offering price of $3.85 per share for aggregate gross proceeds of $ $21,2 million. After deducting the underwriter’s discount and estimated offering expenses, we received estimated net proceeds of approximately $ $19.8 million.
     During the three months ended March 31, 2007, we also received proceeds of approximately $0.5 million from borrowings against a line of credit from the General Electric Capital Corporation (“GECC”) for the purchase of computer, laboratory and manufacturing equipment. Cash used in financing activities during the three months ended March 31, 2007 included a $0.1 million cash security deposit paid to GECC related to the line of credit obtained in the first quarter of 2007. We also recorded approximately $0.4 million related to the repayment of our borrowings under the GECC line of credit. The cash received from the landlord for tenant improvements amounted to $4.2 million during the three months ended March 31, 2006, offset partially by payments of $1.1 million, representing the rent payments to the landlord in excess of the ground rent expensed.
     As of March 31, 2007, we had contractual obligations and other debt obligations as follows (in thousands):

	Payments Due by Period
		Less than	1 — 3	4 — 5	Beyond
	Total	1 Year	Years (1)	Years (2)	5 Years
Contractual obligations:
Non-cancelable lease financing obligations, including interest, related to new building lease agreements	$106,845	$6,441	$13,468	$14,289	$72,647
Credit line payment obligations	5,407	1,865	3,542	—	—

Total contractual obligations	$112,252	$8,306	$17,010	$14,289	$72,647

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
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord provided us a tenant improvement allowance of approximately $26.3 million that was applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of March 31, 2007, the Construction Letter of Credit has been decreased to $1.3 million to reflect the build out and payment of construction costs by Genitope. The Construction Letter of Credit will expire on May 30, 2009, though it is expected that this Letter of Credit will be cancelled in 2007 after the construction is complete. Pursuant to the terms of the Security Agreement, the Construction Letter of Credit is being collateralized by cash, cash equivalents and marketable securities held in a Genitope bank/investment account totaling approximately $1.5 million as of March 31, 2007. As we proceed with the build-out and the payment of the construction costs, the collateralized assets and restricted cash will continue to decrease in proportion to the payments made.
     The Lease Agreements provided for rent holidays for the first five and one-half months and an initial monthly basic rent of $2.35 per square foot, with scheduled annual rent increases of 3% over the lease term. Due to the application of EITF 97-10 (discussed below), only the accounting treatment for the ground rent was impacted by the rent holidays during the first five and one-half months of the Lease Agreements. The deferred rent recorded during the second and third quarters of 2005 was offset in the fourth quarter of 2005 and was zero as of the year ended December 31, 2005.
     We are responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF 97-10, are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which was recorded at a fixed asset gross book value of $21.1 million as of March 31, 2007, including the capitalized interest. The related liability was recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord will increase the lease financing liability, and the non-interest portion of the amortized lease payments to the Landlord related to rent of the building shells will decrease the lease financing liability. During the three months ended March 31, 2007, however, the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells did not decrease the lease financing liability because the current rent payments to the landlord have resulted in our currently being in a period of negative amortization. During the three months ended March 31, 2007, the lease financing liability increased by $2.0 million due to landlord reimbursements, and $0.6 million due to a net increase in accounts receivable from the landlord recorded as of March 31, 2007 with respect to the year ended December 31, 2006. Build-out costs paid by Genitope will be capitalized consistent with our standard policy.
     Upon completion of construction, in accordance with SFAS No. 98, “Accounting for Leases.” the building and improvement assets are being depreciated on a straight-line basis over their useful lives. We will continue to account for the land lease (ground rent) separately as an operating expense. The balance of the lease payments related to the building shells is being charged as interest expense and reduction to the lease financing liability, whereas the repayment period pertaining to the lease financing liability reduction represents a reasonable time period and does not result in a loss on the transfer of the shells and the leasehold improvements back to the landlord at the end of the lease term.
     The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and, as of March 31, 2007, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account (see Note 3).
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
     On October 31, 2006, we entered into a loan and security agreement (the “Master Security Agreement”) with GECC, under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment in an amount up to a maximum of $6.7 million, to be financed through March 31, 2007. We have agreed to provide 25% of the funded loan amount as a cash security deposit. As of March 31, 2007, $1.9 million has been recorded as the current portion due under the credit line and $3.5 million has been recorded as the noncurrent portion due under the credit line. Approximately $5.5 million was borrowed in two draws against the line of credit during the fourth quarter of 2006 and approximately $0.5 million was borrowed in one draw against the line of credit during the first quarter of 2007 to finance the purchase of additional equipment for the build-out of our new manufacturing facility in Fremont, California. Approximately $5.4 million was outstanding against the line of credit as of March 31, 2007. These borrowings are to be secured by the equipment purchased and repaid over 36 months. The draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw. The promissory note for the first borrowing on October 31, 2006 is repayable over 36 months and bears a fixed interest rate of 10.00% per annum; the promissory note for the second borrowing on December 22, 2006 is repayable over 36 months and bears a fixed interest rate of 9.88% per annum; and the promissory note for the third borrowing on March 26, 2007 is repayable over 36 months and bears a fixed interest rate of 9.80% per annum.
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
     We believe that our current cash resources, including the proceeds of our May 2007 public offering, will provide us with sufficient financial resources to support our operating plan into the middle of 2008, which includes the anticipated timing of the completion of our Phase 3 clinical trial in November 2007. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly as a result of a number of factors, including the risk factors discussed herein. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect that our cash consumption will decrease in 2007 relative to 2006 primarily because the buildings for our manufacturing facility and corporate headquarters were completed and placed into service during the third and fourth quarters of 2006. However, we continue to purchase related manufacturing and laboratory equipment to fully equip the facility. We have incurred approximately $64.7 million through March 31, 2007 related to construction, design and other activities in connection with our facility and headquarters, excluding the non-cash impact of EITF 97-10. The current estimated cost of the build-out is approximately $65 million. As part of the construction agreements, the landlord has provided a tenant improvement allowance of approximately $26.3 million which is being applied towards the construction of the two buildings. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. For example, our manufacturing facility is designed for the production of MyVax for at least 3,600 or more patients each year and, if MyVax receives regulatory approval, our facility would require us to purchase and install additional equipment to achieve this level of manufacturing capacity. Our manufacturing facility must pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to interest rate risk primarily through our short-term investments. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. As of March 31, 2007, cash, cash equivalents and marketable securities were approximately $44.5 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2007, the decline in fair value of our portfolio would be immaterial.
     GECC has extended to us a line of credit. The three draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw.
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
Changes in Internal Control over Financial Reporting
     Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in the Company’s Form 10-K for the year ended December 31, 2006.
Risks Related to Our Business
*We are dependent on the success of our lead product candidate, MyVax, and if clinical trials of MyVax, or any other immunotherapies that we are developing or may develop, do not produce successful clinical trial results, we will be unable to commercialize these products.
     We have expended most of our time, money and effort in the development of our lead product candidate, MyVax, and we are dependent upon its success. MyVax is still in clinical development, has not yet received regulatory approval and may never be commercialized. To receive regulatory approval for the commercial sale of MyVax, or any other immunotherapies that we may develop, we must conduct, at our own expense, extensive clinical trials to demonstrate to the FDA and other regulatory agencies that it satisfies rigorous standards of safety and efficacy in humans. Clinical testing is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of MyVax, or any other immunotherapies that we may develop, including the following:
•	Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing.

•	Safety and efficacy results attained in our pivotal Phase 3 clinical trial for MyVax may be less positive than the results obtained in our previously-completed Phase 2 clinical trials for MyVax.

•	Costs of our clinical trials may be greater than we currently anticipate.

•	After reviewing test results, we may abandon projects that we might have previously believed to be promising.

•	We, or regulators, may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks.

•	The effects of MyVax, or any other immunotherapies that we may develop, on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use if approved.
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
     A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. The data collected from our clinical trials may not be sufficient to support regulatory approval of MyVax, or any other immunotherapies that we may develop. We do not know whether our existing or any future clinical trials will demonstrate sufficient safety and efficacy to result in marketable products. Beyond MyVax in NHL, we have only two other product development programs, which are at significantly earlier stages of development. We initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of CLL. We are also developing a panel of monoclonal antibodies; however we do not intend to file an IND application to initiate clinical trials before mid-2008. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. Our failure to adequately demonstrate the safety and efficacy of MyVax, or any other immunotherapies that we may develop, would prevent receipt of regulatory approval and, ultimately, commercialization of MyVax, or any other immunotherapies that we may develop.
*We are subject to extensive regulation, which can be costly and time consuming and could subject us to unanticipated delays or prevent us from obtaining the required approvals to commercialize MyVax, or any other immunotherapies that we may develop.
     Both before and after approval, if any, MyVax, and any other immunotherapies that we may develop, as well as clinical trials and manufacturing activities, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. In the United States, MyVax cannot be marketed until it is approved by the FDA. Obtaining FDA approval involves the submission of the results of preclinical studies and clinical trials of MyVax, among other information. We may not be able to obtain FDA approval, and, even if we are able to do so, the process of obtaining these approvals is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. The FDA can delay, limit or deny approval of MyVax for many reasons, including the following:
•	The FDA may not find that MyVax is sufficiently safe or effective.

•	FDA officials may interpret data from preclinical testing and clinical trials differently than we do.

•	The FDA may not find our manufacturing processes or facilities satisfactory.

     In addition, patient-specific active immunotherapies are complex, and regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of, MyVax, or any other immunotherapies that we may develop. The FDA has not approved the marketing of any immunotherapeutic drug based on a patient-specific active immunotherapy. Consequently, there is no precedent for the regulatory approval and successful commercialization of a patient-specific active idiotype immunotherapeutic drug. In addition, we have not previously filed the marketing applications necessary to gain regulatory approvals. This lack of precedent and experience may impede our ability to obtain timely FDA approval, if at all. We will not be able to commercialize MyVax, or any other immunotherapies that we may develop, until we obtain FDA approval in the United States or approval by comparable authorities in other countries. Any delay in obtaining, or inability to obtain, FDA approval would prevent us from commercializing MyVax, or any other immunotherapies that we may develop.
We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial losses and negative cash flow from operations for the foreseeable future.
     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy. We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We have incurred losses in each year since our inception in 1996. Net losses were approximately $15.2 million for the three months ended March 31, 2007, approximately $48.9 million in 2006, approximately $30.4 million in 2005 and approximately $27.0 million in 2004. As of March 31, 2007, we had an accumulated deficit of approximately $209.4 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial operating losses for at least the next several years due primarily to our preparations to manufacture MyVax on a commercial scale and the expansion of our clinical trials and research and development programs. We also have substantial cash obligations related to the leases for our new manufacturing facility and corporate headquarters. In addition, subject to regulatory approval of MyVax, we expect to incur sales, marketing and manufacturing expenses, including expenses associated with the equipping and qualification of our new manufacturing facility. Our facility is designed for the production of MyVax for at least 3,600 patients each year and, if MyVax receives regulatory approval, we would be required to purchase and install additional equipment in our facility to achieve this level of manufacturing capacity. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing immunotherapeutic drugs, we are unable to predict the extent of any future losses or when we will achieve or sustain product revenues or become profitable, if ever.
We currently have no source of revenue and may never become profitable.
     Our ability to become profitable depends upon our ability to generate revenue. To date, MyVax has not generated any revenue, and we do not know when or if MyVax will generate revenue. Our ability to generate revenue depends on a number of factors, including:
•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing and results of the final analysis of our pivotal Phase 3 clinical trial;

•	the uncertainty of results of our ongoing pivotal Phase 3 clinical trial for MyVax, or other clinical trials of MyVax;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the need to complete the equipping and qualification of our new manufacturing facility, including any purchase and installation of additional equipment for the facility that may be necessary to provide additional manufacturing capacity for the commercialization of MyVax if MyVax receives regulatory approval;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.

     We cannot predict when, if ever, we may begin to realize product revenue. We anticipate that we will obtain the initial analysis of the final results of our Phase 3 clinical trial by the end of 2007. It will take several months following the last patient visit, currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial. We do not anticipate that we will achieve profitability, if at all, for at least the next few years after we begin generating revenues. If we are unable to generate sufficient revenue, we will not become profitable, and we may be unable to continue our operations.
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
     Developing patient-specific active immunotherapies, conducting clinical trials, establishing manufacturing facilities and marketing immunotherapies that we may develop is expensive. We will need to raise significant additional capital to:
•	fund our operations and clinical trials;

•	continue our research and development activities;

•	satisfy lease obligations and operating expenses related to our new manufacturing and corporate headquarters facility;

•	complete the equipping and qualification of our new manufacturing facility, including the purchase and installation of any additional equipment that may be necessary to achieve additional manufacturing capacity for commercialization of MyVax if MyVax receives regulatory approval; and

•	commercialize MyVax, or any other immunotherapies that we may develop, if any such immunotherapies receive regulatory approval.
     We believe that our current cash, cash equivalents and marketable securities, including our estimated net proceeds from our public offering in May 2007, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan into the middle of 2008. Our actual cash requirements could vary significantly as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our cash consumption could vary from quarter to quarter in 2007 as a result of expenses related to the final payments for the build-out, the equipping and qualification of our new manufacturing facility, the growth of the company and research and development of our monoclonal antibody product candidates, as well as the continued development of MyVax. In addition to raising funds to support our ongoing operations and development of MyVax, if MyVax receives regulatory approval for the treatment of follicular B-cell NHL, we will need to raise significant funds to commercialize MyVax. Our manufacturing facility must be qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. The facility is designed for the production of MyVax for at least 3,600 patients each year and, if MyVax receives regulatory approval, we would be required to purchase and install additional equipment in our facility to obtain this level of manufacturing capacity.
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
     We cannot predict when, if ever, we may begin to realize product revenue. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To the extent that we raise additional funds through collaboration, licensing or other arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would restrict our business activities.
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
     To date, we have manufactured MyVax in quantities necessary to support our ongoing pivotal Phase 3 clinical trial and Phase 2 clinical trials for MyVax. We have no experience in manufacturing MyVax, or any other immunotherapies, for the number of patients and at a cost that would support commercial use. In addition, since no other company has manufactured an active immunotherapeutic product for commercial sale, there are no precedents from which we could learn. To commercialize MyVax, we will need to complete equipping of and qualify our new manufacturing facility to meet current Good Manufacturing Practices, or cGMP, standards. In addition, our new manufacturing facility is designed for the production of MyVax for at least 3,600 patients each year and, if MyVax receives regulatory approval, we would need to purchase and install additional equipment in our facility to achieve this level of manufacturing capacity. In any build-out, equipping or qualification process, we may encounter problems with, among other things, controlling costs and quality control and assurance. If we cannot manufacture a sufficient supply of MyVax on acceptable terms, the commercialization of MyVax will be delayed or prevented.
*We may experience difficulties in manufacturing MyVax, or any other immunotherapies that we may develop, which could prevent us from completing our clinical trials and delay the commercialization of MyVax, or any other immunotherapies that we may develop.
     Manufacturing MyVax, particularly because it is a personalized immunotherapy, is a complex multi-step process that requires us to expend significant time, money and effort on production, recordkeeping and quality control systems to assure that MyVax will meet product specifications and other regulatory requirements. In addition, manufacturing MyVax requires coordination internally among our employees as well as externally with physicians, hospitals and third-party suppliers and carriers. This process involves a number of risks that may lead to failures or delays in manufacturing MyVax, including:
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

     If we experience any difficulties in manufacturing MyVax, or any other immunotherapies that we may develop, our ongoing clinical trials may be delayed and commercialization of MyVax, or any other immunotherapies that we may develop, may be delayed. In addition, the complexities involved in manufacturing MyVax may impede its market acceptance.
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
     Administration of MyVax requires an adjuvant, which is a substance that is administered with an antigen to enhance or increase the immune response to that antigen. We use Leukine sargramostim, a commercially available recombinant human granulocyte-macrophage colony stimulating factor known as GM-CSF, as an adjuvant for MyVax, which is commercially available solely from Bayer HealthCare Pharmaceuticals in the United States and Canada. We currently purchase GM-CSF from Berlex for use in our clinical trials on a purchase-order basis and do not have a supply agreement with Berlex. GM-CSF is an FDA-approved and commercially available drug that may be purchased by physicians. If GM-CSF were to become unavailable as a result of regulatory actions, supply constraints or other reasons, our development and potential commercialization of MyVax could be delayed or jeopardized.
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
     As of March 31, 2007, we held two U.S. patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016.
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

     The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•	We might not have been the first to make the inventions covered by each of our pending patent applications and issued patents.

•	We might not have been the first to file patent applications for these inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies.

•	It is possible that none of our pending patent applications will result in issued patents.

•	Our issued patents may not provide a basis for commercially viable active immunotherapies, or may not provide us with any competitive advantages or may be challenged by third parties.

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others may have an adverse effect on our business.
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
     In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies. To date, we have elected not to seek licenses for these patents because, among other reasons, we believe that our pre-commercialization activities fall within the scope of an available exemption. For more information, please refer to the section in our Annual Report on Form 10-K for the year ended December 31, 2006 entitled “Business — Intellectual Property.” We may be exposed to future litigation by the companies holding these patents or other third parties based on claims that MyVax, or any other immunotherapies that we may develop, or the methods we employ to manufacture them, infringe their intellectual property rights. Our ability to manufacture and commercialize MyVax, or any other immunotherapies that we may develop, may depend on our ability to demonstrate that MyVax, or any other immunotherapies that we may develop, and our manufacturing processes do not infringe third-party patents. If these patents were found to cover MyVax, or any other immunotherapies that we may develop, or our manufacturing process, we could be required to pay substantial damages and could be unable to commercialize MyVax, or any other immunotherapies that we may develop, unless we obtained a license. A license may not be available to us on acceptable terms in the future, if at all.

     There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claimed that we infringed on its technology, we could face a number of issues, including:
•	infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business;

•	substantial damages, including possible treble damages, for past infringement which we may have to pay if a court decides that our product infringes on a third party’s patent;

•	a judicial prohibition against our selling or licensing our product unless the patent holder licenses the patent to us, which it is not required to do;

•	if a license is available from a patent holder, the payment of substantial royalties or the granting of cross-licenses to our patents; and

•	redesigning our process so it does not infringe which may not be possible or could require substantial funds and time.
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
*Even if MyVax, or any other immunotherapies that we may develop, receives regulatory approval, our products and our manufacturing will still be subject to extensive regulation and we may still face development and regulatory difficulties relating to MyVax, or any other immunotherapies that we may develop, in the future.
     If we receive regulatory approval to sell MyVax, or any other immunotherapies that we may develop, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of MyVax, or any other immunotherapies that we may develop, or impose ongoing requirements for post-approval studies. In addition, regulatory agencies subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If we discover previously unknown problems with a product or our manufacturing and laboratory facility, a regulatory agency may impose restrictions on that product or on us, including requiring us to withdraw the product from the market. We will be subject to ongoing FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution, export and submission of safety and other post-market information. If we fail to comply with applicable regulatory requirements, a regulatory agency may:
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
     Before we can begin to commercially manufacture MyVax, we must obtain regulatory approval from the FDA for our manufacturing process and facility. In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before MyVax can obtain marketing approval. To our knowledge, the FDA has not performed a pre-approval inspection of a site that manufactures patient-specific immunotherapies. Delays or failures to obtain approval may result from this lack of experience. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers are found to be out of compliance with cGMP, we may experience delays or disruptions in the manufacturing of MyVax while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. Many of our suppliers are also subject to inspection by the FDA or other regulatory bodies and could experience disruptions in their ability to supply products or services to us if regulators discover serious non-compliance issues. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell MyVax, or any other immunotherapies that we may develop.
     We are currently manufacturing MyVax for our clinical trials at our existing facility in Fremont, California. Our facility is currently subject to licensing requirements of the California Department of Health Services. We applied for a license in the third quarter of 2006 and are waiting for the department to inspect our facility. Successful completion of an inspection is a condition to receipt of a license. Our facility is subject to inspection at any time by the FDA and the California Department of Health Services. Failure to obtain and maintain our license from the California Department of Health Services or to meet the inspection criteria of the FDA and the California Department of Health Services would disrupt our manufacturing processes and would harm our business. If an inspection by the FDA, California Department of Health Services or foreign regulatory authorities indicated that there were deficiencies, or if we were unable to obtain the applicable licenses, we could be required to take remedial actions, or our facility may be closed.
     In order to commercialize MyVax, or any other immunotherapies that we may develop, we will need to equip and qualify our new manufacturing facility. Preparing a facility for commercial manufacturing may involve unanticipated delays and the costs of complying with FDA regulations may be higher than we anticipated. In addition, our facility is designed for the production of MyVax for at least 3,600 patients each year and, if MyVax receives regulatory approval, we would need to purchase and install additional equipment in our facility to achieve this level of manufacturing capacity. Any material changes we make to the manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business.
*Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies, MyVax or any other immunotherapies that we may develop.
     We expect that we will need to raise additional funds through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may require that we pledge our assets, including our intellectual property or involve restrictive covenants that would restrict our business activities. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us.
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
     If MyVax, or any other immunotherapies that we may develop, are approved but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients for the initial indication, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize MyVax or other immunotherapies for other indications, and thus we may not ever generate enough product revenue to become profitable.
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
     Various products are currently marketed for treatment of NHL. Rituxan, a monoclonal antibody co-marketed by Genentech, Inc. and Biogen Idec Inc., is approved for the first line treatment of relapsed or refractory, low grade or follicular B-cell NHL, as well as for first-line treatment of diffuse large B-cell NHL in combination with chemotherapy. In addition, several companies, such as GlaxoSmithKline and Biogen Idec Inc., are involved in the development of passive immunotherapies for the treatment of NHL. There are also additional monoclonal antibodies in various stages of development for NHL, many of which are slated to be used in combination with Rituxan. Other treatment approaches include radioimmunotherapy, which essentially combines a passive immunotherapy with a radio-labeled monoclonal antibody to improve tumor cell destruction. This approach is approved for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL and is under clinical investigation for earlier use in low grade NHL. For more information, please refer to the section entitled “Business — MyVax Personalized Immunotherapy” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     We have general liability insurance, which includes product liability insurance coverage for our clinical trials up to a $5.0 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for MyVax, or any other immunotherapies that we may develop. Our current insurance coverage may not be sufficient to cover all losses that might arise. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.
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
     Our success depends upon our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., Ph.D., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax or adversely affect our other development efforts. Currently, we do not have employment agreements with any members of senior management. As of March 31, 2007, Dr. Denney owned 1,266,933 shares of our common stock that were not subject to any vesting and options to purchase 779,167 shares of our common stock, of which approximately 338,540 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.
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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this quarterly report, may have a significant impact on the market price of our common stock:
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
     As of March 31, 2007, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 29.1% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
*Future sales of our common stock could lower the market price of our common stock.
     Sales of substantial amounts of shares in the public market could reduce the market price of our common stock. As of March 31, 2007, 36,053,714 shares of our common stock were outstanding. All of these shares are freely tradable under federal and state securities laws, except for shares held by our directors, officers and greater than five percent stockholders. Our chief executive officer and chief financial officer, our directors and certain holders of our outstanding capital stock have agreed to restrictions on their ability to offer, sell, assign, transfer, pledge, contract to sell or otherwise dispose of or hedge any shares of our common stock or any securities convertible into or exchangeable for shares of common stock until July 26, 2007 without the prior written consent of Punk, Ziegel & Company, LP, the underwriters in the common stock offering completed on May 2, 2007. The length of the lock-up period may be extended in certain circumstances. Punk, Ziegel & Company may, in its sole discretion, release all or any portion of the shares from the restrictions in any such agreement at any time without prior notice. Of the 4,453,125 shares issuable upon exercise of options to purchase our common stock outstanding as of March 31, 2007, options to purchase 1,705,469 shares were vested and eligible for exercise. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.
     We have an effective registration statement on Form S-3 registering the offer and sale from, time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms to be determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we sold 7,360,000 shares of our common stock at a public offering price of $8.50 per share under the registration statement. In addition, in May 2007, we sold 5,500,000 shares of our common stock at a public offering price of $3.85 per share under the registration statement. Additional sales of shares under this shelf registration statement could harm the market price of our common stock.
ITEM 6. EXHIBITS
Exhibits
     The exhibit list on the accompanying index to exhibits is incorporated by reference into this Item 6 this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GENITOPE CORPORATION

Date: May 8, 2007	/s/ Dan W. Denney Jr.
Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2007	/s/ John M. Vuko
John M. Vuko
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2**	Amended and Restated Bylaws of Genitope Corporation

10.35***	Promissory Note dated March 26, 2007 issued to General Electric Capital Corporation.

10.36***	Security Deposit Pledge Agreement dated March 26, 2007 by and among Genitope Corporation and General Electric Capital Corporation.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1****	Certification of the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-3 (File No. 333-128357), as filed with the SEC on September 16, 2005, and incorporated herein by reference.

**	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the SEC on August 6, 2003, as amended, and incorporated herein by reference.

***	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 29, 2007, and incorporated herein by reference.

****	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.