Form 10-Q
period 2007-06-30
GENITOPE CORP
filed 2007-08-08
CIK 1028358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
As of July 30, 2007, 42,082,074 shares of common stock of Genitope Corporation were outstanding.

GENITOPE CORPORATION

     The terms “Genitope,” “we,” “us” and “our” as used in this report refer to Genitope Corporation.
     Genitope ® Corporation, Hi-GET ® gene amplification technology, our logo and MyVax ® personalized immunotherapy are our registered house mark and trademarks. All other brand names and service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share and share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,375	$18,540
Marketable securities	46,461	33,142
Miscellaneous receivables	636	1,149
Prepaid expenses and other current assets	2,111	2,163

Total current assets	55,583	54,994
Restricted cash and marketable securities	1,000	9,579
Property and equipment, net	91,940	93,479
Other assets	2,006	2,371

Total assets	$150,529	$160,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,358	$5,551
Accrued and other current liabilities	4,009	4,814
Current portion of credit line	1,912	1,662

Total current liabilities	8,279	12,027
Lease financing liability and accrued interest	44,555	41,941
Noncurrent portion of credit line	3,045	3,609

Total liabilities	55,879	57,577

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; issued and outstanding: 42,082,074 shares at June 30, 2007 and 36,052,685 shares at December 31, 2006	42	36
Additional paid-in capital	320,956	296,962
Deferred stock compensation	(2)	(19)
Accumulated other comprehensive loss	(23)	(8)
Deficit accumulated during the development stage	(226,323)	(194,125)

Total stockholders’ equity	94,650	102,846

Total liabilities and stockholders’ equity	$150,529	$160,423

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

					Cumulative
					Deficit during
					the Development
					Stage Period
					August 15, 1996
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,		June 30,		to June 30,
	2007	2006	2007	2006	2007
Operating expenses:
Research and development	$13,205	$10,102	$25,025	$18,788	$166,199
Sales and marketing	728	608	1,197	1,442	11,364
General and administrative	2,445	2,242	4,722	4,609	30,871

Total operating expenses	16,378	12,952	30,944	24,839	208,434

Loss from operations	(16,378)	(12,952)	(30,944)	(24,839)	(208,434)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	—	(3,509)
Interest expense	(1,289)	—	(2,607)	(1)	(6,779)
Interest and other income	697	1,142	1,352	2,168	10,805

Net loss	(16,970)	(11,810)	(32,199)	(22,672)	(207,917)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	—	(18,406)

Net loss attributable to common stockholders	$(16,970)	$(11,810)	$(32,199)	$(22,672)	$(226,323)

Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(0.33)	$(0.85)	$(0.66)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	39,950	35,873	38,012	34,178

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
			(date of
	Six Months Ended		inception)
	June 30,		to June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(32,199)	$(22,672)	$(207,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,761	717	12,036
Loss on disposal of assets	—	—	29
Stock-based compensation expense	2,370	2,695	12,526
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities:
Miscellaneous receivables	(31)	—	(31)
Prepaids and other assets	550	553	(1,449)
Accounts payable	281	(2,161)	(267)
Accrued and other current liabilities	182	(1,142)	1,885

Net cash used in operating activities	(25,086)	(22,010)	(176,808)

Cash flows from investing activities:
Purchase of property and equipment	(6,953)	(26,081)	(77,906)
Purchases of marketable securities	(66,771)	(112,371)	(528,179)
Sales of marketable securities	3,325	16,760	149,881
Maturities of marketable securities	50,113	72,421	331,814
Sales of restricted cash and marketable securities	8,579	13,152	37,762
Purchases of restricted cash and marketable securities	—	—	(38,762)
Long term cash deposits	—	—	(1,167)

Net cash provided by (used in) investing activities	(11,707)	(36,119)	(126,557)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	—	33,735
Net proceeds from issuance of common stock related to follow-on public offering	21,862	58,453	136,030
Net proceeds from issuance of common stock related to private placement	—	—	57,257
Borrowings under lines of credit	535	—	14,780
Repayment of borrowings under lines of credit	(849)	—	(9,823)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	55	488	3,318
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	—	—	(87)
Proceeds from note receivable from stockholder	—	—	102
Principal payments on capital lease obligations	—	(12)	(134)
Long term and short term cash deposits	(134)	—	(1,499)
Repayment on lease financing liability	52	(2,192)	(3,275)
Proceeds from lease financing liability	3,107	11,111	25,749

Net cash provided by financing activities	24,628	67,848	309,740

Net increase (decrease) in cash and cash equivalents	(12,165)	9,719	6,375
Cash and cash equivalents, beginning of period	18,540	731	—

Cash and cash equivalents, end of period	$6,375	$10,450	$6,375

Supplemental disclosure:
Cash paid for interest	$271	$—	$497

			Cumulative
			Period from
			August 15, 1996
			(date of
	Six Months Ended		inception)
	June 30,		to June 30,
	2007	2006	2007
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Conversion of notes payable to preferred stock	$—	$—	$1,780
Accrued offering costs for issuance of common stock	$(271)	$—	$(121)
Acquisition of property and equipment under capital leases	$—	$—	$134
Accrued cost for acquisition of property and equipment	$(4,731)	$15,585	$4,474
Receivable from issuance of common stock under stock plan	$—	$—	$11
Change in unrealized losses on marketable securities	$(15)	$33	$(23)
Capitalized building shells and related interest	$—	$(632)	$(21,490)
Lease financing liability	$600	$—	$21,497
The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
     Genitope Corporation (“Genitope,” “we” or the “Company”) is a development stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy (“MyVax”), is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma (“NHL”). We recently initiated a Phase 2 clinical trial in chronic lymphocytic leukemia (“CLL”), as well as a Phase 2 clinical trial primarily designed to evaluate the efficacy and safety of MyVax personalized immunotherapy following treatment with rituximab and chemotherapy (R-Chemo) for follicular NHL. We were incorporated in the State of Delaware on August 15, 1996, have incurred significant losses since our inception, and expect to continue to do so for the foreseeable future.
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
Liquidity
     To date, we have not generated any revenues, and we have financed our operations and internal growth through private placements of common and preferred stock and public offerings of common stock, our line-of-credit facilities, and interest income earned from our cash and cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2007, we had an accumulated deficit of $226.3 million and cash, cash equivalents and marketable securities of $53.8 million, including $1.0 million that is restricted as to its use.
     In October 2005, the SEC declared effective a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. In May 2007, we completed an underwritten public offering under this shelf registration statement (including the partial exercise of an over-allotment option by the underwriter) in which we sold 6,010,279 shares of common stock at a public offering price of $3.85 per share for aggregate gross proceeds of $23.1 million. After deducting the underwriter’s discount and offering expenses ($0.3 million of which were accrued but not paid as of June 30, 2007), we received net proceeds in the second quarter of 2007 of approximately $21.9 million.

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
Accounting for Uncertainty in Income Taxes
     On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At the adoption date and as of June 30, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or results of operations were required.
Miscellaneous receivables
     The miscellaneous receivables as of June 30, 2007 and December 31, 2006 of $636,000 and $1,149,000, respectively, consist primarily of amounts due from our landlord for reimbursement of a tenant improvement allowance provided by our landlord, applied towards the construction costs of our new manufacturing facility and corporate headquarters.
Comprehensive Loss
     Other comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Our other comprehensive gain (loss) consists of change in unrealized gain (loss) on restricted and unrestricted investments, which was not significant for the three and six months ended June 30, 2007 and June 30, 2006.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss attributable to common stockholders	$(16,970)	$(11,810)	$(32,199)	$(22,672)

Denominator:
Weighted average common shares outstanding	39,951	35,875	38,013	34,181
Less: Weighted average unvested common shares subject to repurchase	(1)	(2)	(1)	(3)

Denominator for basic and diluted calculations	39,950	35,873	38,012	34,178

Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(0.33)	$(0.85)	$(0.66)

     The following outstanding stock options, shares issuable under our ESPP, warrants and common stock subject to repurchase were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect (in thousands):

	As of June 30,
	2007	2006
Shares issuable upon exercise of stock options	5,094	3,659
Shares issuable upon exercise of warrants	267	267
Shares issuable related to ESPP	128	26
Common stock subject to repurchase	—	2

	5,489	3,954

NOTE 3. RESTRICTED CASH AND MARKETABLE SECURITIES
     As more fully discussed in Note 6, we have no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters. During the three months ended June 30, 2007, the collateralized assets related to the Construction Letters of Credit have decreased from $1.5 million to zero. We have a $1.0 million certificate of deposit that serves as collateral against two other letters of credit related to our rent obligation under the lease of our new facilities. The certificate of deposit has been classified as “Restricted cash and marketable securities” in the accompanying balance sheet.
     All of our marketable securities (restricted and unrestricted) are considered to be available-for-sale, as we may not hold them until maturity, and as such any changes during the period in the fair value are recognized in other comprehensive income. The following is a summary of our available-for-sale marketable securities, restricted and unrestricted, as of June 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	36,499	13	(28)	36,484
U.S. government and agency securities	9,985	—	(8)	9,977

Total available-for-sale marketable securities	$47,484	$13	$(36)	$47,461

     The following table summarizes the maturities of our investments at June 30, 2007 (in thousands):

	Amortized
	Cost	Fair Value
Less than one year	$13,569	$13,563
Due in 1-5 years	24,619	24,606
Due in 5-10 years	1,888	1,884
Due after 10 years	7,408	7,408

	$47,484	$47,461

     The following is a summary of our available-for-sale marketable securities, restricted and unrestricted, as of December 31, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	21,473	29	(28)	21,474
U.S. government and agency securities	20,162	—	(9)	20,153

Total available-for-sale marketable securities	$42,635	$29	$(37)	$42,627

     Realized gains and losses from the sales of marketable securities for the quarters ended June 30, 2007 and June 30, 2006 were not significant.

NOTE 4. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consisted of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2007	2006
Construction-in-progress related	$—	$1,077
Accrued salaries and bonus	984	1,164
Other accrued compensation and benefits	1,471	1,107
Professional fees	163	115
Clinical trials	827	530
Other	564	821

	$4,009	$4,814

NOTE 5. STOCK-BASED COMPENSATION
     On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation for grants that were outstanding as of January 1, 2006 is being recognized over the remaining service period using the compensation cost previously estimated in our SFAS 123 pro forma disclosures.
     Stock-based compensation expense related to our stock option and ESPP awards recognized under SFAS 123R included in our unaudited condensed statements of operations for the three and six months ended June 30, 2007 was $1.3 million and $2.4 million, respectively, and for the three and six months ended June 30, 2006 was $1.2 million and $2.7 million, respectively. The first offering for the ESPP began on the effective date of our initial public offering and ended approximately 24 months later in October 2005 with purchases occurring every six months. After the initial 24-month offering period, the ESPP continued with successive six-month offering periods until the quarter ending March 31, 2007. In February 2007, our Board of Directors amended the offering period under the ESPP to provide for an additional 24-month offering period with purchases occurring every six months.
     We allocated stock-based compensation expense under SFAS 123R (excluding the impact of pre-IPO options accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees) for the three months and six months ended June 30, 2007 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Statement of Operations Classification
Research and development	$473	$507	$979	$1,042
Sales and marketing	74	70	132	148
General and administration	722	655	1,286	1,522

Total	$1,269	$1,232	$2,397	$2,712

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

     The determination of the fair value of each option and ESPP right has been estimated at the date of grant, assuming the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three		For the Six		For the Three		For the Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Weighted-average per share estimated fair value	$2.75	$4.34	$2.55	$4.49	$1.06	$2.41	$1.05	$2.30
Expected term in years	6.25	6.25	6.25	6.25	0.49	0.50	0.49	0.49
Volatility	65%	53%	65%	53%	43%	53%	45%	58%
Risk-free interest rates	5.04%	5.07%	4.77%	4.98%	5.15%	5.01%	5.15%	4.53%
     The following table sets forth the summary of option activity for the six months ended June 30, 2007:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Options	Average	Contractual Life	Value
	Outstanding	Exercise Price	(years)	(in thousands)
Outstanding at January 1, 2007	3,870,406	$8.80	8.06
Granted	1,419,011	3.96
Exercised	(4,672)	2.03
Canceled	(166,614)	6.90
Expired	(23,693)	10.17

Outstanding at June 30, 2007	5,094,438	$7.52	8.14	$1,021

Exercisable at June 30, 2007	1,938,402	$9.32	6.75	$554

     The total intrinsic value of options exercised during the six months ended June 30, 2007 was negligible. The intrinsic value as of June 30, 2007 is calculated as the difference between the market value as of June 30, 2007 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option.
     The following table sets forth the summary of our unvested options under our stock option plans for the six months ended June 30, 2007:

	Number of	Weighted
	Unvested	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Unvested at January 1, 2007	2,356	$8.44
Granted	1,419	3.96
Vested	(452)	9.50
Forfeited	(167)	6.90

Unvested at June 30, 2007	3,156	$6.41

     As of June 30, 2007, we had approximately $7.6 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which we expect to recognize over an estimated weighted average amortization period of 2.8 years. No amounts related to stock-based compensation expense have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense were not recognized as we currently provide a full valuation allowance for all of our deferred tax assets.
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

     In December 2005, we entered into a Letter of Credit and Reimbursement Agreement (the “Reimbursement Agreement”) and related Security Agreement (“Security Agreement”) with a commercial bank that provided for the issuance of four letters of credit, described below as the “Rent Letters of Credit” and the “Construction Letters of Credit.” These Letters of Credit were provided to secure certain rental and construction obligations under the lease and construction agreements for our new manufacturing facility and corporate headquarters.
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of June 30, 2007, we had no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters, as the build out and payment of construction costs had been completed. During the three months ended June 30, 2007, the collateralized assets related to the Construction Letters of Credit have therefore decreased from $1.5 million to zero.
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
     We were responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF 97-10, are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which was recorded at a fixed asset gross book value of $21.1 million as of June 30, 2007 including the capitalized interest. The related liability is recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord increase the lease financing liability, and the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells decrease the lease financing liability. During the six months ended June 30, 2007, however, the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells did not decrease the lease financing liability because the current rent payments to the landlord have resulted in our currently being in a period of negative amortization. During the six months ended June 30, 2007, the lease financing liability increased by a total of $2.6 million, due to $3.1 million from landlord reimbursements partially offset by a $0.5 million net decrease in accounts receivable from the landlord recorded as of June 30, 2007 with respect to the year ended December 31, 2006. Build-out costs paid by us will be capitalized consistent with our standard policy.
     As construction has now been completed, in accordance with SFAS No. 98, “Accounting for Leases,” the building and improvement assets are being depreciated on a straight-line basis over their useful lives. We will continue to account for the land lease (ground rent) separately as an operating expense. The balance of the lease payments related to the building shells is being charged as interest expense and reduction to the lease financing liability, whereas the repayment period pertaining to the lease financing liability reductions represents a reasonable time period and does not result in a loss on the transfer of the shells and the leasehold improvements back to the landlord at the end of the lease term.
     The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and, as of June 30, 2007, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account (see Note 3).

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:
•	the progress of our research, development and clinical programs, and the timing of the completion of the primary and final analyses of our pivotal Phase 3 clinical trial;

•	the expected timing of submission of a Biologics License Application, or BLA, for MyVax to the U.S. Food and Drug Administration, or FDA, and the timing of anticipated commercialization of MyVax, or any other immunotherapies we may develop;

•	our ability to develop, market, commercialize and achieve market acceptance for MyVax, or any other immunotherapies we may develop;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance and growth of the company;

•	the breadth of applications of our immunotherapies, potential benefits of our monoclonal antibody panel and the timing of filing of a related investigational new drug, or IND, application; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements, sufficiency of our capital resources and our needs for additional financing.
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

Overview
     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial for the treatment of follicular B-cell non-Hodgkin’s lymphoma, or NHL and we have completed the treatment phase of Phase 2 clinical trials in diffuse large B-cell NHL and mantle cell NHL patients. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% of diagnosed cases of lymphoma. In the United States, approximately 63,200 patients are newly diagnosed with NHL each year, and there are approximately 382,000 patients currently diagnosed with NHL. Our pivotal Phase 3 clinical trial is designed for the treatment of follicular B-cell NHL, which represents approximately 32% of the cases of NHL. Results from our completed and our ongoing clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL. In addition, we recently initiated a Phase 2 clinical trial designed to evaluate the use of of MyVax personalized immunotherapy following primary treatment with rituximab and chemotherapy for patients with follicular NHL.
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
     The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $40.2 million, $25.9 million and $22.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, and were approximately $25.0 million for the six months ended June 30, 2007. From inception through June 30, 2007, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $166.2 million.
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
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development-stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2007, we had an accumulated deficit of $226.3 million and cash, cash equivalents and marketable securities of $53.8 million, including $1.0 million that is restricted as to its use.
     In October 2005, the SEC declared effective a shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. In May, 2007, we completed an underwritten public offering under this shelf registration statement (including the partial exercise of the over-allotment option by the underwriter) in which we sold 6,010,279 shares of common stock at a public offering price of $3.85 per share for aggregate gross proceeds of $23.1 million. After deducting the underwriter’s discount and offering expenses ($0.3 million of which were accrued but not paid as of June 30, 2007), we received net proceeds in the second quarter of 2007 of approximately $21.9 million.

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
Results of Operations
Research and development expenses

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
in thousands (except percentages)	2007	2006	Change	2007	2006	Change
Staffing related	$4,868	$4,841	1%	$9,456	$9,139	3%
Clinical trial and manufacturing material costs	3,060	2,269	35%	5,322	3,861	38%
Deferred stock-based compensation	439	497	(12)%	946	1,047	(10)%
Facilities and other costs	4,838	2,495	94%	9,301	4,741	96%

Total research and development expenses	$13,205	$10,102	31%	$25,025	$18,788	33%

     Research and development expenses represented approximately 81% and 78% of our total operating expenses for the three months ended June 30, 2007 and June 30, 2006, respectively and approximately 81% and 76% for the six months ended June 30, 2007 and June 30, 2006, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs related to the development of our manufacturing process.
     Research and development expenses increased in the three months ended June 30, 2007, as compared to the same period in 2006, due partially to $0.8 million of additional outside clinical trial costs and material costs. In addition, an increase in other costs of approximately $2.3 million consisted primarily of a $1.5 million increase in depreciation expense and a $0.4 million increase in utility costs related to our new facilities located in Fremont, California, as well as a licensing fee payment of $0.5 million in the three months ended June 30, 2007.
     The increase in research and development expenses for the six months ended June 30, 2007, as compared to the same period in 2006, was due partially to $1.5 million of additional outside clinical trial costs and material costs. In addition, an increase in other costs of approximately $4.6 million consisted primarily of a $3.0 million increase in depreciation expense and a $0.9 million increase in utility costs related to our new facilities located in Fremont, California, as well as a licensing fee payment of $0.5 million in the six months ended June 30, 2007.
     We expect to devote substantial resources to research and development in future periods as we continue our development of MyVax and expect our research and development expenditures to increase during the remainder of 2007 and in subsequent years. Many factors can affect the cost and timing of our clinical trials, including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our product candidates. In addition, the development of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of further development and approval of our products.
Sales and marketing expenses

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
in thousands (except percentages)	2007	2006	Change	2007	2006	Change
Staffing related	$240	$327	(27)%	$468	$645	(27)%
Product advocacy costs	160	23	596%	184	353	(48)%
Deferred stock-based compensation	75	40	88%	134	125	7%
Facilities and other costs	253	218	16%	411	319	29%

Total sales and marketing expenses	$728	$608	20%	$1,197	$1,442	(17)%

     Sales and marketing expenses consist primarily of facilities costs, personnel costs and costs associated with outside marketing activities related to product support and awareness.
     Sales and marketing expenses for the three months ended June 30, 2007 increased, as compared to the same period in 2006, primarily due to higher product advocacy costs.
     Sales and marketing expenses for the six months ended June 30, 2007 decreased, as compared to the same period in 2006, primarily due to lower product advocacy costs and staffing costs, offset in part by higher facilities costs.
     We expect sales and marketing spending to remain relatively flat during the remainder of 2007, but then to increase in subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL.
     General and administrative expenses

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
in thousands (except percentages)	2007	2006	Change	2007	2006	Change
Staffing related	$788	$848	(7)%	$1,631	$1,613	1%
Legal, professional fees and insurance	574	499	15%	1,217	1,061	15%
Deferred stock-based compensation	721	652	11%	1,291	1,523	(15)%
Facilities and other costs	362	243	49%	583	412	42%

Total general and administrative expenses	$2,445	$2,242	9%	$4,722	$4,609	2%

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.
     General and administrative expenses increased in the three months ended June 30, 2007 as compared to the same period in 2006, due primarily to an increase in stock option expense, higher legal and professional fees and corporate insurance costs, and additional administrative expenses of approximately $0.1 million in other areas required to support the organizational growth of the company.
     General and administrative expenses in the six months ended June 30, 2007 were approximately the same when compared to the same period in 2006, as lower stock option expense was offset by additional administrative expenses related to higher legal and professional fees and corporate insurance costs as well as higher costs in other administrative areas required to support the organizational growth of the company.
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
Interest expense

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
in thousands (except percentages)	2007	2006	Change	2007	2006	Change
Interest expense	$1,289	$—	N/A	$2,607	$1	N/A
     Interest expense increased in the three months and six months ended June 30, 2007 as compared to the same periods in 2006 due primarily to non-cash interest of $1,152,000 and $2,337,000, respectively, recorded for the amortization of the lease finance obligation (which was required to be recorded under EITF 97-10).

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
in thousands (except percentages)	2007	2006	Change	2007	2006	Change
Interest and other income, net	$697	$1,142	(39)%	$1,352	$2,168	(38)%
     Interest and other income, net, decreased in the three months and six months ended June 30, 2007 as compared to the same periods in 2006 due to a decrease in interest received as a result of lower average cash balances.
Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
(in thousands)	2007	2006
Cash, cash equivalents and marketable securities (including $1.0 million and $9.6 million that was restricted as to its use as of June 30, 2007 and December 31, 2006, respectively)
	$53,836	$61,261

	Six Months Ended
	June 30,
	2007	2006
Cash flows:
Net cash used in operating activities	$(25,086)	$(22,010)

Net cash used in investing activities	$(11,707)	$(36,119)

Net cash provided by financing activities	$24,628	$67,848

     As of June 30, 2007, we had cash, cash equivalents and marketable securities of $53.8 million, including $1.0 million that is restricted as to its use, compared to $61.3 million, including $9.6 million classified as restricted, as of December 31, 2006. We have no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters. During the three months ended June 30, 2007, the collateralized assets related to the Construction Letters of Credit decreased from $1.5 million to zero. We have a $1.0 million certificate of deposit that serves as collateral for two other letters of credit related to our rent obligations under the lease of our new facilities (described below as “Rent Letters of Credit”). The certificate of deposit has been classified as “Restricted cash and marketable securities” on our unaudited condensed balance sheet. We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and, as of June 30, 2007, we had an accumulated deficit of $226.3 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Our accumulated deficit also includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through June 30, 2007, we had amortized and expensed non-cash stock-based compensation of approximately $12.5 million.
     Net cash used in operating activities was $25.1 million and $22.0 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The increase in use of cash in operations for 2007 compared to 2006 was primarily due to higher operating expenses from our continued research and development activities associated with MyVax for the treatment of B-cell NHL, offset to a significant extent by lower cash usage from changes in accounts payable and accrued liabilities.
     Net cash used in investing activities was $11.7 million and $36.1 million for the six months ended June 30, 2007 and June 30, 2006, respectively. During the six months ended June 30, 2007, we had maturities and sales of marketable securities of $53.4 million, which were more than offset by purchases of $66.8 million of marketable securities. For the six months ended June 30, 2007 and June 30, 2006, as a result of payments we made for facility construction costs, there also were decreases of $8.6 million and $13.2 million, respectively, in marketable securities classified as restricted. During the six months ended June 30, 2006, we had maturities and sales of marketable securities of $89.2 million, which were more than offset by purchases of $112.4 million of marketable securities. Payments for capital expenditures, consisting of purchases of office and laboratory equipment and leasehold improvements to our facilities, were $7.0 million and $26.1 million, for the six months ended June 30, 2007 and 2006, respectively. Our new manufacturing facility and corporate headquarters was completed in the fourth quarter of 2006, although we are continuing to equip and qualify the facility. The facility is designed for the production of MyVax for at least 3,600 patients each year and, if MyVax receives regulatory approval, we would need to purchase and install additional equipment in our facility to achieve this level of manufacturing capacity. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of our marketable securities.
     Net cash provided by financing activities was approximately $24.6 million and $67.8 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The cash received from the landlord for tenant improvements during the six months ended June 30, 2007 amounted to $3.1 million. During the six months ended June 30, 2006, we received approximately $58.5 million net proceeds from the sale of 7,360,000 shares of common stock at a public offering price of $8.50 per share in an underwritten public offering under our shelf registration statement. In May, 2007, we completed an underwritten public offering under this shelf registration statement (including the partial exercise of the over-allotment option by the underwriter) in which we sold 6,010,279 shares of common stock at a public offering price of $3.85 per share for aggregate gross proceeds of $23.1 million. After deducting the underwriter’s discount and offering expenses ($0.3 million of which were accrued but not paid as of June 30, 2007), we received net proceeds of approximately $21.9 million. During the six months ended June 30, 2007, we also received proceeds of approximately $0.5 million from borrowings against a line of credit from the General Electric Capital Corporation (“GECC”) for the purchase of computer, laboratory and manufacturing equipment. Cash used in financing activities during the six months ended June 30, 2007 included a $0.1 million cash security deposit paid to GECC related to the line of credit obtained in the first quarter of 2007. We also recorded approximately $0.8 million related to the repayment of our borrowings under the GECC line of credit. The cash received from the landlord for tenant improvements amounted to $11.1 million during the six months ended June 30, 2006, offset partially by payments of $2.2 million, representing the rent payments to the landlord in excess of the ground rent expensed.
     As of June 30, 2007, we had contractual obligations and other debt obligations as follows (in thousands):

	Payments Due by Period
		Less than	1 — 3	4 — 5	Beyond
	Total	1 Year	Years (1)	Years (2)	5 Years
Contractual obligations:
Non-cancelable lease financing obligations, including interest, related to new building lease agreements	$105,250	$6,489	$13,568	$14,395	$70,798
Credit line payment obligations	4,957	1,912	3,045	—	—

Total contractual obligations	$110,207	$8,401	$16,613	$14,395	$70,798

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
     In December 2005, we entered into a Letter of Credit and Reimbursement Agreement (the “Reimbursement Agreement”) and related Security Agreement (“Security Agreement”) with a commercial bank that provided for the issuance of four letters of credit, described below as the “Rent Letters of Credit” and the “Construction Letters of Credit.” These Letters of Credit were provided to secure certain rental and construction obligations under the lease and construction agreements for our new manufacturing facility and corporate headquarters.
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of June 30, 2007, we had no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters, as the build-out and payment of construction costs by us had been completed. During the three months ended June 30, 2007, the collateralized assets related to the Construction Letters of Credit have therefore decreased from $1.5 million to zero.

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
     We were responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF 97-10, are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which was recorded at a fixed asset gross book value of $21.1 million as of June 30, 2007 including the capitalized interest. The related liability is recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord increase the lease financing liability, and the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells decrease the lease financing liability. During the six months ended June 30, 2007, however, the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells did not decrease the lease financing liability because the current rent payments to the landlord have resulted in our currently being in a period of negative amortization. During the six months ended June 30, 2007, the lease financing liability increased by a total of $2.6 million, due to $3.1 million from landlord reimbursements partially offset by a $0.5 million net decrease in accounts receivable from the landlord recorded as of June 30, 2007 with respect to the year ended December 31, 2006. Build-out costs paid by Genitope will be capitalized consistent with our standard policy.
     As construction has now been completed, in accordance with SFAS No. 98, “Accounting for Leases,” the building and improvement assets are being depreciated on a straight-line basis over their useful lives. We will continue to account for the land lease (ground rent) separately as an operating expense. The balance of the lease payments related to the building shells is being charged as interest expense and reduction to the lease financing liability, whereas the repayment period pertaining to the lease financing liability reductions represents a reasonable time period and does not result in a loss on the transfer of the shells and the leasehold improvements back to the landlord at the end of the lease term.
     The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and, as of June 30, 2007, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account (see Note 3).
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
     On October 31, 2006, we entered into a loan and security agreement (the “Master Security Agreement”) with GECC, under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment in an amount up to a maximum of $6.7 million, to be financed through March 31, 2007. We have agreed to provide 25% of the funded loan amount as a cash security deposit. As of June 30, 2007, $1.9 million has been recorded as the current portion due under the credit line and $3.1 million has been recorded as the noncurrent portion due under the credit line. Approximately $5.5 million was borrowed in two draws against the line of credit during the fourth quarter of 2006 and approximately $0.5 million was borrowed in one draw against the line of credit during the first quarter of 2007 to finance the purchase of additional equipment for the build-out of our new manufacturing facility in Fremont, California. Approximately $5.0 million was outstanding against the line of credit as of June 30, 2007. These borrowings are secured by the equipment purchased and repaid over 36 months. The draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw. The promissory note for the first borrowing on October 31, 2006 is repayable over 36 months and bears a fixed interest rate of 10.00% per annum; the promissory note for the second borrowing on December 22, 2006 is repayable over 36 months and bears a fixed interest rate of 9.88% per annum; and the promissory note for the third borrowing on March 26, 2007 is repayable over 36 months and bears a fixed interest rate of 9.80% per annum.

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
     We believe that our current cash resources, including the proceeds of our May 2007 public offering, will provide us with sufficient financial resources to support our operating plan into the middle of 2008, which includes the anticipated timing of obtaining the initial analysis of the final results of our Phase 3 clinical trial by the end of 2007. It will take several months following the last patient visit, currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly as a result of a number of factors, including the risk factors discussed herein. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We expect that our cash consumption will decrease in 2007 relative to 2006 primarily because the buildings for our manufacturing facility and corporate headquarters were completed and placed into service during the third and fourth quarters of 2006. However, we continue to purchase related manufacturing and laboratory equipment to fully equip the facility. We will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. For example, our manufacturing facility is designed for the production of MyVax for at least 3,600 or more patients each year and, if MyVax receives regulatory approval, our facility would require us to purchase and install additional equipment to achieve this level of manufacturing capacity. Our manufacturing facility must pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.
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
     As of June 30, 2007, cash, cash equivalents and marketable securities were approximately $53.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2007, the decline in fair value of our portfolio would be immaterial.
     GECC has extended to us a line of credit. The three draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw.
     In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in accordance with the definition in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.
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
Changes in Internal Control over Financial Reporting
     Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We are a development stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy. We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We have incurred losses in each year since our inception in 1996. Net losses were approximately $32.2 million for the six months ended June 30, 2007, approximately $48.9 million in 2006, approximately $30.4 million in 2005 and approximately $27.0 million in 2004. As of June 30, 2007, we had an accumulated deficit of approximately $226.3 million.
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
     We believe that our current cash, cash equivalents and marketable securities, including our estimated net proceeds from our public offering in May 2007, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan into the middle of 2008. Our actual cash requirements could vary significantly as a result of a number of factors, including the risk factors discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our cash consumption could vary from quarter to quarter in 2007 as a result of expenses related to the equipping and qualification of our new manufacturing facility, the growth of the company and research and development of our monoclonal antibody product candidates, as well as the continued development of MyVax. In addition to raising funds to support our ongoing operations and development of MyVax, if MyVax receives regulatory approval for the treatment of follicular B-cell NHL, we will need to raise significant funds to commercialize MyVax. Our manufacturing facility must be qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. The facility is designed for the production of MyVax for at least 3,600 patients each year and, if MyVax receives regulatory approval, we would be required to purchase and install additional equipment in our facility to obtain this level of manufacturing capacity.
Our future funding requirements will depend on many factors, including, but not limited to:
•	the cost and timing of completing the equipping and qualification of our manufacturing facility, including the purchase and installation of additional equipment necessary to achieve additional manufacturing capacity for commercialization of MyVax if MyVax receives regulatory approval;

•	the progress of our research, development and clinical programs and the timing of the completion of the primary and final analyses of our pivotal Phase 3 clinical trial;

•	the cost of operating our manufacturing facility;

•	the rate of progress and magnitude and cost of our product development efforts and other research and development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of assembling a BLA for MyVax;

•	the costs of manufacturing MyVax for clinical trials;

•	the timing and costs related to development of our other product candidates;

•	the costs and timing of regulatory approval;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the success, if any, of the commercialization of MyVax, if regulatory approval is obtained;

•	the pace of expansion of administrative and other infrastructure expenses required to support the growth of the organization;

•	the effect of competing technological and market developments; and

•	our ability to establish collaborative, licensing or other arrangements for the development, sale, marketing or distribution of our product candidates and the terms of those arrangements.
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
     As of June 30, 2007, we held two U.S. patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016. We also held one U.S. patent covering methods of using certain immunogenic compositions. This patent expires in 2018.
     Corresponding patents, although more constrained in scope due to rules not applicable in the United States, have been issued in South Africa, Canada and Australia, all of which expire in 2017. We have also filed additional United States and corresponding foreign patent applications relating to our Hi-GET gene amplification technology and our monoclonal antibody panel. We expect to continue to file additional patent applications.
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
     We are currently manufacturing MyVax for our clinical trials at our existing facility in Fremont, California. Our facility is currently subject to licensing requirements of the California Department of Health Services. We applied for a license in the third quarter of 2006, our facility was inspected in the second quarter of 2007 and we received the license in July of 2007. Our facility is subject to inspection at any time by the FDA and the California Department of Health Services. Failure to obtain and maintain our license from the California Department of Health Services or to meet the inspection criteria of the FDA and the California Department of Health Services would disrupt our manufacturing processes and would harm our business. If an inspection by the FDA, California Department of Health Services or foreign regulatory authorities indicated that there were deficiencies, or if we were unable to obtain any applicable licenses, we could be required to take remedial actions, or our facility may be closed.
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
     Our success depends upon our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., Ph.D., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax or adversely affect our other development efforts. Currently, we do not have employment agreements with any members of senior management. As of June 30, 2007, Dr. Denney owned 1,266,933 shares of our common stock that were not subject to any vesting and options to purchase 979,167 shares of our common stock, of which approximately 399,998 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.
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
     As of June 30, 2007, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 33.2% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
Future sales of our common stock could lower the market price of our common stock.
     Sales of substantial amounts of shares in the public market could reduce the market price of our common stock. As of June 30, 2007, 42,082,074 shares of our common stock were outstanding. All of these shares are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than 5% stockholders, which may be subject to certain transfer limitations. Of the 5,094,438 shares issuable upon exercise of options to purchase our common stock outstanding as of June 30, 2007, options to purchase 1,938,400 shares were vested and eligible for exercise. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.
     We have an effective registration statement on Form S-3 registering the offer and sale from, time to time, of shares of our common stock in one or more offerings up to a total offering price of $125 million at prices and on terms to be determined by market conditions at the time of any offering made under the shelf registration statement. In February 2006, we sold 7,360,000 shares of our common stock at a public offering price of $8.50 per share under the registration statement. In addition, in May 2007, we sold 6,010,279 shares of our common stock at a public offering price of $3.85 per share under the registration statement. Additional sales of shares under this shelf registration statement could harm the market price of our common stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2007 annual meeting of stockholders was held on June 11, 2007 (“Annual Meeting”) at our corporate headquarters in Fremont, California. At the Annual Meeting, the stockholders were asked to vote on three matters as follows:
     1. The election of two Class I directors to hold office for a three-year term, through the 2010 annual meeting of stockholders. The nominees for election were Gregory Ennis and R. Kent McGaughy.

     2. The amendment and restatement of the Company’s 2003 Equity Incentive Plan (to be renamed the 2007 Equity Incentive Plan).
     3. The ratification of the selection of Deloitte & Touche LLP by the Audit Committee of the Board of Directors to serve as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007.
     The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 30,714,965 shares of the 36,056,917 shares of our common stock of record entitled to vote were as follows:
     1. The election of Gregory Ennis and R. Kent McGaughy as directors of the Company to serve until the 2010 annual meeting of stockholders and until their successors are elected and qualified was approved as follows:

	For	Withheld
Gregory Ennis	30,167,069	547,896
R. Kent McGaughy	30,182,420	532,545
     Gordon D. Denney and William A. Hasler are continuing in office as directors until the 2008 annual meeting of stockholders. Dan W. Denney, Jr. and Stanford C. Finney are continuing in office as directors until the 2009 annual meeting of stockholders.
     2. The amendment and restatement of the Company’s 2003 Equity Incentive Plan (to be renamed the 2007 Equity Incentive Plan) was approved as follows:

			Broker
For	Against	Abstain	Non-Votes
18,090,453	1,271,758	35,072	11,317,682

3. The ratification of Deloitte and Touche LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007 was approved as follows:

			Broker
			Non-
For	Against	Abstain	Votes
30,510,992	187,443	16,530	0
ITEM 5. OTHER INFORMATION
     In April 2007, our Board amended and restated our 2003 Equity Incentive Plan (the “Incentive Plan”), subject to stockholder approval, and, as part of that amendment and restatement, the Incentive Plan was renamed the Genitope 2007 Equity Incentive Plan, on June 11, 2007, at our 2007 Annual meeting of stockholders our stockholders approved the amendment and restatement of the Incentive Plan.
     The principal features of the 2007 Plan are summarized under the caption “Proposal 2-Approval of Amendment and Restatement of the 2003 Equity Incentive Plan (to be renamed 2007 Equity Incentive Plan) in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 30, 2007 (the “2007 Proxy Statement”), and such summary is incorporated herein by reference. The description of the 2007 Plan contained herein and incorporated by reference from the 2007 Proxy Statement does not purport to be a complete description of the 2007 Plan and is qualified in its entirety by reference to the 2007 Plan document, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS
Exhibits
     The exhibit list on the accompanying index to exhibits is incorporated by reference into this Item 6 this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GENITOPE CORPORATION
Date: August 7, 2007

/s/ Dan W. Denney Jr.
Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2007

/s/ John M. Vuko
John M. Vuko
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2(2)	Amended and Restated Bylaws of Genitope Corporation

10.1#†	Genitope Corporation 2007 Equity Incentive Plan

10.2(3)†	Compensation Information for Named Executive Officers

10.3(3)†	Summary of 2007 Management Incentive Compensation Plan

10.4(4)	Underwriting Agreement, dated as of April 24, 2007, by and among Genitope Corporation and Punk, Ziegel & Company.

31.1#	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#*	Certification of the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-3 (File No. 333-128357), as filed with the Securities and Exchange Commission (“SEC”) on September 16, 2005, and incorporated herein by reference.

(2)	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the SEC on August 6, 2003, as amended, and incorporated herein by reference.

(3)	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, and incorporated herein by reference.

#	Filed herewith

*	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

†	Management contract or compensatory plan