Form 10-Q/A
period 2007-06-30
GENITOPE CORP
filed 2007-10-04
CIK 1028358

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

EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q (this “Amended Report” or “Form 10-Q/A”) is being filed to amend certain items in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2007 for the quarterly period ended June 30, 2007 (the “Original Report”) to disclose the effects of an error in the classification of purchases, sales and maturities of short term investments in the condensed statement of cash flows for the six months ended June 30, 2006. In our Quarterly Report on Form 10Q for the quarter ended September 30, 2006, we identified and disclosed certain classification errors in the historical statements of cash flows for the six-month period ended June 30, 2006. In preparing the Original Report, we included the wrong amounts on three line items in the section captioned “cash flows from investing activities” in the Unaudited Condensed Statements of Cash Flows for the six-month period ended June 30, 2006 from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Form 10-Q”) rather than the correct amounts on those three line items as included in the September 2006 Form 10-Q. This Amended Report corrects those line items and the related disclosure in the Notes to our Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the correct data previously included in the September 2006 Form 10-Q. See Note 7 to our Condensed Financial Statements included herein for additional discussion. The Items of our Original Report that are amended herein are:
1.	Part 1, Item 1 — Unaudited Condensed Financial Statements;

2.	Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

3.	Part I, Item 4 — Controls and Procedures; and

4.	Part II, Item 6 — Exhibits.
The remaining Items of this Amended Report were contained in the Original Report and are not amended hereby but are included for the convenience of the reader. This Amended Report continues to reflect circumstances as of the date of the Original Report, and we have not updated the disclosures contained herein to reflect events, results or developments that occurred at a later date. Such subsequent results, events or developments include, among others, the information and events subsequently described in our 2006 Annual Report on Form 10-K and our Current Reports on Form 8-K. For a description of the subsequent results, events or developments, please read our Exchange Act Reports filed with the Securities and Exchange Commission since the date of the Original Report, which update and supersede information contained in the Original Report and this Amended Report.
We are including in this Amended Report currently dated Certifications of the Chief Financial Officer and Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended and Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code that are attached to this Amended Report as Exhibits 31.1, 31.2 and 32.1.

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

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
			(date of
	Six Months Ended		inception)
	June 30,		to June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(32,199)	$(22,672)	$(207,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,761	717	12,036
Loss on disposal of assets	—	—	29
Stock-based compensation expense	2,370	2,695	12,526
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities:
Miscellaneous receivables	(31)	—	(31)
Prepaids and other assets	550	553	(1,449)
Accounts payable	281	(2,161)	(267)
Accrued and other current liabilities	182	(1,142)	1,885

Net cash used in operating activities	(25,086)	(22,010)	(176,808)

Cash flows from investing activities:
Purchase of property and equipment	(6,953)	(26,081)	(77,906)
Purchases of marketable securities	(66,771)	(127,187)	(528,179)
Sales of marketable securities	3,325	24,768	149,881
Maturities of marketable securities	50,113	79,229	331,814
Sales of restricted cash and marketable securities	8,579	13,152	37,762
Purchases of restricted cash and marketable securities	—	—	(38,762)
Long term cash deposits	—	—	(1,167)

Net cash provided by (used in) investing activities	(11,707)	(36,119)	(126,557)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	—	33,735
Net proceeds from issuance of common stock related to follow-on public offering	21,862	58,453	136,030
Net proceeds from issuance of common stock related to private placement	—	—	57,257
Borrowings under lines of credit	535	—	14,780
Repayment of borrowings under lines of credit	(849)	—	(9,823)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	55	488	3,318
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	—	—	(87)
Proceeds from note receivable from stockholder	—	—	102
Principal payments on capital lease obligations	—	(12)	(134)
Long term and short term cash deposits	(134)	—	(1,499)
Repayment on lease financing liability	52	(2,192)	(3,275)
Proceeds from lease financing liability	3,107	11,111	25,749

Net cash provided by financing activities	24,628	67,848	309,740

Net increase (decrease) in cash and cash equivalents	(12,165)	9,719	6,375
Cash and cash equivalents, beginning of period	18,540	731	—

Cash and cash equivalents, end of period	$6,375	$10,450	$6,375

Supplemental disclosure:
Cash paid for interest	$271	$—	$497

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss attributable to common stockholders	$(16,970)	$(11,810)	$(32,199)	$(22,672)

Denominator:
Weighted average common shares outstanding	39,951	35,875	38,013	34,181
Less: Weighted average unvested common shares subject to repurchase	(1)	(2)	(1)	(3)

Denominator for basic and diluted calculations	39,950	35,873	38,012	34,178

Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(0.33)	$(0.85)	$(0.66)

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
NOTE 7. STATEMENT OF CASH FLOWS
     Subsequent to the issuance of our financial statements for the quarter ended June 30, 2007, management identified errors relating to cash flows from investing activities in our statement of cash flows. Specifically, there were classification errors between individual line items within the cash flows from investing activities section of the condensed statement of cash flows. These classification errors resulted in previously reported purchases of investments being understated, with an equal and offsetting understatement of sales and maturities of marketable securities. As a result, line items in cash flows from investing activities in the accompanying condensed statement of cash flows for the six months ended June 30, 2006 have been adjusted from amounts previously reported to reflect our correction of these errors.
     The following table provides a summary of the effects to the correction in the accompanying condensed statement of cash flows for the six months ended June 30, 2006.
      Statement of Cash Flows (in thousands)
           Six Months Ended June 30, 2006

	As Originally		Effect of
	Reported	As Adjusted	Change
Cash flows from investing activities:
Purchase of marketable securities	$(112,371)	$(127,187)	$(14,816)
Sales of marketable securities	16,760	24,768	8,008
Maturities of marketable securities	72,461	79,229	6,808

Change in net cash from securities used in investing activities	$(23,190)	$(23,190)	$—
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q/A and gives effect to the correction of errors discussed in Note 7 of the unaudited condensed financial statements, as appropriate. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:
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
     These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “schedule,” “might,” “future,” “may,” “should,” “could,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results expressed or implied in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Risk Factors” under Part II, Item 1A below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q/A. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview
     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial for the treatment of follicular B-cell non-Hodgkin’s lymphoma, or NHL and we have completed the treatment phase of Phase 2 clinical trials in diffuse large B-cell NHL and mantle cell NHL patients. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% of diagnosed cases of lymphoma. In the United States, approximately 63,200 patients are newly diagnosed with NHL each year, and there are approximately 382,000 patients currently diagnosed with NHL. Our pivotal Phase 3 clinical trial is designed for the treatment of follicular B-cell NHL, which represents approximately 32% of the cases of NHL. Results from our completed and our ongoing clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL. In addition, we recently initiated a Phase 2 clinical trial designed to evaluate the use of MyVax personalized immunotherapy following primary treatment with rituximab and chemotherapy for patients with follicular NHL.
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
     Net cash used in investing activities was $11.7 million and $36.1 million for the six months ended June 30, 2007 and June 30, 2006, respectively. During the six months ended June 30, 2007, we had maturities and sales of marketable securities of $53.4 million, which were more than offset by purchases of $66.8 million of marketable securities. For the six months ended June 30, 2007 and June 30, 2006, as a result of payments we made for facility construction costs, there also were decreases of $8.6 million and $13.2 million, respectively, in marketable securities classified as restricted. During the six months ended June 30, 2006, we had maturities and sales of marketable securities of $104.0 million, which were more than offset by purchases of $127.2 million of marketable securities. Payments for capital expenditures, consisting of purchases of office and laboratory equipment and leasehold improvements to our facilities, were $7.0 million and $26.1 million, for the six months ended June 30, 2007 and 2006, respectively. Our new manufacturing facility and corporate headquarters was completed in the fourth quarter of 2006, although we are continuing to equip and qualify the facility. The facility is designed for the production of MyVax for at least 3,600 patients each year and, if MyVax receives regulatory approval, we would need to purchase and install additional equipment in our facility to achieve this level of manufacturing capacity. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of our marketable securities.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     In connection with the filing of this Amended Report, our management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by the Original Report, taking into account internal control deficiencies that led to the failure to detect the correction of the classification error in the condensed statement of cash flows for the six months ended June 30, 2006 and related omission of related disclosures in the Original Report. In conducting this reevaluation, management concluded that the failure to correct the historical classification error was caused by the existence of a control deficiency that did not result in a material error in the financial statements as set forth in the Original Report. Management also concluded that the existence of this control deficiency did not reflect the potential for a material error in the recording, processing, summarizing and reporting of required information in the future. Management believes that compensating controls would have detected any material errors or omissions in the Original Report, and that the failure to detect the correction of the historical error and omission of related corrected disclosures in the Original Report was due to the relative significance of the error to the condensed financial statements taken as a whole. Based upon this reevaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the Original Report, our disclosure controls and procedures were effective in accordance with the definition in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.
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
     2. The amendment and restatement of the Company’s 2003 Equity Incentive Plan (to be renamed the 2007 Equity Incentive Plan) was approved as follows:

			Broker
For	Against	Abstain	on-Votes
18,090,453	1,271,758	35,072	11,317,682
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
     The principal features of the 2007 Plan are summarized under the caption “Proposal 2-Approval of Amendment and Restatement of the 2003 Equity Incentive Plan (to be renamed 2007 Equity Incentive Plan) in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 30, 2007 (the “2007 Proxy Statement”), and such summary is incorporated herein by reference. The description of the 2007 Plan contained herein and incorporated by reference from the 2007 Proxy Statement does not purport to be a complete description of the 2007 Plan and is qualified in its entirety by reference to the 2007 Plan document, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q/A.
ITEM 6. EXHIBITS
Exhibits
     The exhibit list on the accompanying index to exhibits is incorporated by reference into this Item 6 this Quarterly Report on Form 10-Q/A.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

GENITOPE CORPORATION
Date: October 4, 2007	/s/ Dan W. Denney Jr.
Dan W. Denney Jr., Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 4, 2007	/s/ John M. Vuko
John M. Vuko
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2(2)	Amended and Restated Bylaws of Genitope Corporation

10.1#†	Genitope Corporation 2007 Equity Incentive Plan

10.2(3)†	Compensation Information for Named Executive Officers

10.3(3)†	Summary of 2007 Management Incentive Compensation Plan

10.4(4)	Underwriting Agreement, dated as of April 24, 2007, by and among Genitope Corporation and Punk, Ziegel & Company.

31.1#	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#*	Certification of the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-3 (File No. 333-128357), as filed with the Securities and Exchange Commission (“SEC”) on September 16, 2005, and incorporated herein by reference.

(2)	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the SEC on August 6, 2003, as amended, and incorporated herein by reference.

(3)	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, and incorporated herein by reference.

#	Filed herewith

*	This certification accompanies this Amendment No. 1 to our Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Amendment No. 1 to our Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

†	Management contract or compensatory plan