Form 10-Q
period 2007-09-30
GENITOPE CORP
filed 2007-11-08
CIK 1028358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
As of October 31, 2007, 42,747,355 shares of common stock of Genitope Corporation were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
GENITOPE CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share and share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,341	$18,540
Marketable securities	34,348	33,142
Miscellaneous receivables	612	1,149
Prepaid expenses and other current assets	1,818	2,163

Total current assets	42,119	54,994
Restricted cash and marketable securities	1,000	9,579
Property and equipment, net	90,671	93,479
Other assets	1,761	2,371

Total assets	$135,551	$160,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,252	$5,551
Accrued and other current liabilities	4,896	4,814
Current portion of credit line	1,960	1,662

Total current liabilities	9,108	12,027
Lease financing liability and accrued interest	44,571	41,941
Noncurrent portion of credit line	2,537	3,609

Total liabilities	56,216	57,577

Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; issued and outstanding: 42,246,992 shares at September 30, 2007 and 36,052,685 shares at December 31, 2006	42	36
Additional paid-in capital	322,836	296,962
Deferred stock compensation	—	(19)
Accumulated other comprehensive loss	(248)	(8)
Deficit accumulated during the development stage	(243,295)	(194,125)

Total stockholders’ equity	79,335	102,846

Total liabilities and stockholders’ equity	$135,551	$160,423

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

					Cumulative
					Deficit during
					the Development
					Stage Period
					August 15, 1996
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,		September 30,		to September 30,
	2007	2006	2007	2006	2007
Operating expenses:
Research and development	$13,265	$10,076	$38,290	$28,864	$179,464
Sales and marketing	596	711	1,792	2,153	11,959
General and administrative	2,443	2,047	7,165	6,656	33,314

Total operating expenses	16,304	12,834	47,247	37,673	224,737

Loss from operations	(16,304)	(12,834)	(47,247)	(37,673)	(224,737)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	—	(3,509)
Interest expense	(1,282)	—	(3,890)	(1)	(8,062)
Interest and other income	614	894	1,966	3,062	11,419

Net loss	(16,972)	(11,940)	(49,171)	(34,612)	(224,889)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	—	(18,406)

Net loss attributable to common stockholders	$(16,972)	$(11,940)	$(49,171)	$(34,612)	$(243,295)

Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(0.33)	$(1.25)	$(1.00)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	42,164	35,922	39,412	34,767

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
			(date of
	Nine Months Ended		inception)
	September 30,		to September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(49,171)	$(34,612)	$(224,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,688	1,486	13,963
Loss on disposal of assets	—	—	29
Stock-based compensation expense	3,723	3,957	13,879
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities:
Miscellaneous receivables	(8)	—	(8)
Prepaids and other assets	829	868	(1,170)
Accounts payable	435	(2,307)	(113)
Accrued and other current liabilities	1,125	(824)	2,828

Net cash used in operating activities	(37,379)	(31,432)	(189,101)

Cash flows from investing activities:
Purchase of property and equipment	(7,656)	(47,292)	(78,609)
Purchases of marketable securities	(70,619)	(161,563)	(532,027)
Sales of marketable securities	15,487	38,601	162,043
Maturities of marketable securities	53,686	107,866	335,387
Release of restricted cash and marketable securities	8,579	23,986	37,762
Purchases of restricted cash and marketable securities	—	—	(38,762)
Long term cash deposits	—	—	(1,167)

Net cash used in investing activities	(523)	(38,402)	(115,373)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	—	33,735
Net proceeds from issuance of common stock related to follow-on public offering	21,591	58,450	135,759
Net proceeds from issuance of common stock related to private placement	—	—	57,257
Borrowings under lines of credit	535	—	14,780
Repayment of borrowings under lines of credit	(1,309)	—	(10,283)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	586	502	3,849
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	—	—	(87)
Proceeds from note receivable from stockholder	—	—	102
Principal payments on capital lease obligations	—	(18)	(134)
Long term and short term cash deposits related to line of credit	125	—	(1,240)
Repayment on lease financing liability	68	(3,288)	(3,259)
Proceeds from lease financing liability	3,107	17,003	25,749

Net cash provided by financing activities	24,703	72,649	309,815

Net increase (decrease) in cash and cash equivalents	(13,199)	2,815	5,341
Cash and cash equivalents, beginning of period	18,540	731	—

Cash and cash equivalents, end of period	$5,341	$3,546	$5,341

Supplemental disclosure:
Cash paid for interest	$396	$—	$622

			Cumulative
			Period from
			August 15, 1996
			(date of
	Nine Months Ended		inception)
	September 30,		to September 30,
	2007	2006	2007
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Conversion of notes payable to preferred stock	$—	$—	$1,780
Accrued offering costs for issuance of common stock	$—	$—	$150
Acquisition of property and equipment under capital leases	$—	$—	$134
Accrued cost for acquisition of property and equipment	$(4,777)	$7,620	$4,428
Receivable from issuance of common stock under stock plan	$—	$(17)	$11
Change in unrealized losses on marketable securities	$(240)	$255	$(248)
Capitalized building shells and related interest	$—	$(843)	$(21,490)
Decrease in lease financing liability due to negative amortization	$68	$—	$68
Increase in interest expense due to lease financing liability negative amortization	$(68)	$—	$(68)
Lease financing liability	$600	$—	$21,497
The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
     Genitope Corporation (“Genitope,” “we” or the “Company”) is a development-stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy (“MyVax”), is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial and additional Phase 2 clinical trials for the treatment of B-cell non-Hodgkin’s lymphoma (“NHL”). We recently initiated a Phase 2 clinical trial in chronic lymphocytic leukemia (“CLL”), as well as a Phase 2 clinical trial primarily designed to evaluate the efficacy and safety of MyVax personalized immunotherapy following treatment with rituximab and chemotherapy (R-Chemo) for follicular NHL. We were incorporated in the State of Delaware on August 15, 1996, have incurred significant losses since our inception, and expect to continue to do so for the foreseeable future.
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
     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Liquidity
     To date, we have not generated any revenues, and we have financed our operations and internal growth through private placements of common and preferred stock and public offerings of common stock, our line-of-credit facilities, and interest income earned from our cash and cash equivalents and marketable securities. We are a development-stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2007, we had an accumulated deficit of $243.3 million and cash, cash equivalents and marketable securities of $40.7 million, including $1.0 million that is restricted as to its use.
     In May 2007, we completed an underwritten public offering under our effective shelf registration statement (including the partial exercise of an over-allotment option by the underwriter) in which we sold 6,010,279 shares of common stock at a public offering price of $3.85 per share for aggregate gross proceeds of $23.1 million. After deducting the underwriter’s discount and offering expenses, we received net proceeds of approximately $21.6 million.
     We believe that our current cash resources, including the proceeds from our May 2007 offering, will provide us with sufficient financial resources to support operations into the middle of 2008 which includes the anticipated timing of obtaining the initial analysis of the final results of our Phase 3 clinical trial by the end of 2007. This initial analysis should indicate whether a statistically significant increase in progression-free survival is observed in patients receiving MyVax compared to patients receiving the control substance. It will take several months following the last patient visit, currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly as a result of a number of factors, including whether or not the final results of our Phase 3 clinical trial result in a statistically significant increase in progression-free survival in patients receiving MyVax compared to patients receiving the control substance. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need to raise substantial funds, regardless of the outcome of the final results of our Phase 3 clinical trial. However, an unfavorable outcome would substantially impair our ability to raise funds in amounts necessary for us to fund our financial obligations, to meet our working capital needs and continue our operations.  Moreover, if the final results were unfavorable, we would be required to reassess our long-term objectives and to explore a range of  strategic alternatives. Although our Board of Directors has considered a number of alternatives in the context of a wide range of potential Phase 3 clinical trial outcomes, no decisions have been or will be made until the final results are known.  We cannot assure you that any actions our Board of Directors might determine to take would generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. Accordingly, an unfavorable outcome in the final results of our Phase 3 clinical trial could raise doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or charges that could potentially result from an unfavorable outcome, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
     Even if the final results of our Phase 3 clinical trial are favorable, we cannot predict when we may begin to realize product revenue, if at all. Until we can generate sufficient product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaborations or licensing arrangements or other arrangements, as well as through interest income earned on cash and marketable securities balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds through collaboration, licensing or other arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or to grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that could limit our business activities.
     Our cash consumption has decreased in 2007 relative to 2006 primarily because the buildings for our manufacturing facility and corporate headquarters were completed and placed into service during the third and fourth quarters of 2006. However, we continue to purchase related manufacturing and laboratory equipment to equip the facility and we will need to raise significant additional funds to commercialize MyVax if MyVax receives regulatory approval for the treatment of follicular B-cell NHL. For example, our manufacturing facility is designed for the production of MyVax for at least 3,600 or more patients each year and, if MyVax receives regulatory approval, our facility would require us to purchase and install additional equipment to achieve this level of manufacturing capacity. Our manufacturing facility must pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax.
Accounting for Uncertainty in Income Taxes
     On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At the adoption date and as of September 30, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or results of operations were required.
Miscellaneous Receivables
     The miscellaneous receivables as of September 30, 2007 and December 31, 2006 of $612,000 and $1,149,000, respectively, consist primarily of amounts due from our landlord for reimbursement of a tenant improvement allowance provided by our landlord, applied towards the construction costs of our new manufacturing facility and corporate headquarters.

Comprehensive Loss
     Other comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Our other comprehensive gain (loss) consists of change in unrealized gain (loss) on restricted and unrestricted investments, which was not significant for the three and nine months ended September 30, 2007 and September 30, 2006.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of January 1, 2008. We are currently evaluating the impact that SFAS 157 may have on our financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We have adopted SAB 108, and there is no impact on our financial statements.
     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. This statement is effective for us beginning on January 1, 2008. We are currently evaluating the impact that SFAS 159 may have on our financial statements.
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

	Three Months Ended September		Nine Months Ended
	30,		September 30,
	2007	2006	2007	2006
Numerator:
Net loss attributable to common stockholders	$(16,972)	$(11,940)	$(49,171)	$(34,612)

Denominator:
Weighted average common shares outstanding	42,164	35,924	39,412	34,769
Less: Weighted average unvested common shares subject to repurchase	—	(2)	—	(2)

Denominator for basic and diluted calculations	42,164	35,922	39,412	34,767

Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(0.33)	$(1.25)	$(1.00)

     The following outstanding stock options, shares issuable under our ESPP, warrants and common stock subject to repurchase were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect (in thousands):

	As of September 30,
	2007	2006
Shares issuable upon exercise of stock options	5,136	3,703
Shares issuable upon exercise of warrants	267	267
Shares issuable related to ESPP	46	52
Common stock subject to repurchase	—	1

	5,449	4,023

NOTE 3. RESTRICTED CASH AND MARKETABLE SECURITIES
     As more fully discussed in Note 6, we have no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters. During the nine months ended September 30, 2007, the collateralized assets related to the Construction Letters of Credit (as defined below) have decreased from $8.6 million to zero. We have a $1.0 million certificate of deposit that serves as collateral against two letters of credit related to our rent obligation under the lease of our new facilities. The certificate of deposit has been classified as “Restricted cash and marketable securities” in the accompanying balance sheet.
     All of our marketable securities (restricted and unrestricted) are considered to be available for sale, as we may not hold them until maturity, and, as such, any changes during the period in the fair value are recognized in other comprehensive income. The following is a summary of our available-for-sale marketable securities, restricted and unrestricted, as of September 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	34,596	3	(251)	34,348
U.S. government and agency securities	—	—	—	—

Total available-for-sale marketable securities	$35,596	$3	$(251)	$35,348

     The following table summarizes the maturities of our investments at September 30, 2007 (in thousands):

	Amortized
	Cost	Fair Value
Less than one year	$3,267	$3,265
Due in 1-5 years	23,884	23,675
Due in 5-10 years	1,608	1,604
Due after 10 years	6,838	6,804

	$35,597	$35,348

     The following is a summary of our available-for-sale marketable securities, restricted and unrestricted, as of December 31, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Certificate of deposit	$1,000	$—	$—	$1,000
Corporate bonds	21,473	29	(28)	21,474
U.S. government and agency securities	20,162	—	(9)	20,153

Total available-for-sale marketable securities	$42,635	$29	$(37)	$42,627

     Realized gains and losses from the sales of marketable securities for the quarters ended September 30, 2007 and September 30, 2006 were not significant.

NOTE 4. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consisted of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2007	2006
Construction-in-progress related	$—	$1,077
Accrued salaries and bonus	1,431	1,164
Other accrued compensation and benefits	1,157	1,107
Professional fees	225	115
Clinical trials	930	530
Other	1,153	821

	$4,896	$4,814

NOTE 5. STOCK-BASED COMPENSATION
     On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation for grants that were outstanding as of January 1, 2006 is being recognized over the remaining service period using the compensation cost previously estimated in our SFAS 123 pro forma disclosures.
     Stock-based compensation expense related to our stock option and ESPP awards recognized under SFAS 123R included in our unaudited condensed statements of operations for the three and nine months ended September 30, 2007 was $1.3 million and $3.7 million, respectively, and for the three and nine months ended September 30, 2006 was $1.3 million and $4.0 million, respectively. The first offering for the ESPP began on the effective date of our initial public offering and ended approximately 24 months later in October 2005 with purchases occurring every six months. After the initial 24-month offering period, the ESPP continued with successive six-month offering periods until the quarter ending March 31, 2007. In February 2007, our Board of Directors amended the offering period under the ESPP to provide for an additional 24-month offering period with purchases occurring every six months.
     We allocated stock-based compensation expense under SFAS 123R (excluding the impact of pre-IPO options accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees) for the three months and nine months ended September 30, 2007 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Statement of Operations Classification
Research and development	$455	$535	$1,434	$1,577
Sales and marketing	70	72	202	220
General and administration	825	657	2,111	2,179

Total	$1,350	$1,264	$3,747	$3,976

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
     We estimate the expected term using the simplified method in accordance with SAB No. 107, “Share Based Payments,” since our historical exercise data fluctuated greatly and did not allow for an accurate expected term assumption. We estimate volatility of our common stock by using stock price history to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any dividends in the foreseeable future and, therefore, used an expected dividend yield of zero.
     With regard to the determination of forfeiture rates, our limited historical information reveals wide fluctuations in forfeiture rates with no clear pattern. We determined that an estimated forfeiture rate of 15% is sufficient to conservatively exclude future forfeitures in the determination of option fair value, as this rate was at the lower end of the range of forfeiture rates observed. In the future, we will continue to monitor actual forfeiture experience, and will periodically update forfeiture estimates based on actual experience.

     The determination of the fair value of each option and ESPP right has been estimated at the date of grant, assuming the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three		For the Nine		For the Three		For the Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	Sept 30,		Sept 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Weighted-average per share estimated fair value	$2.27	$3.63	$2.52	$4.37	$1.64	$2.25	$1.71	$2.17
Expected term in years	6.25	6.25	6.25	6.25	1.25	0.50	1.33	0.49
Volatility	64%	67%	65%	55%	64%	53%	65%	57%
Risk-free interest rates	4.25%	4.67%	4.72%	4.94%	4.15%	5.01%	4.81%	4.64%
     The following table sets forth the summary of option activity for the nine months ended September 30, 2007:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Options	Average	Contractual Life	Value
	Outstanding	Exercise Price	(years)	(in thousands)
Outstanding at January 1, 2007	3,870,406	$8.80	8.06
Granted	1,572,011	3.92
Exercised	(8,735)	2.04
Canceled	(263,849)	6.53
Expired	(34,050)	9.99

Outstanding at September 30, 2007	5,135,783	$7.43	7.91	$1,782

Exercisable at September 30, 2007	2,178,223	$9.23	6.61	$716

     The total intrinsic value of options exercised during the nine months ended September 30, 2007 was negligible. The intrinsic value as of September 30, 2007 is calculated as the difference between the market value as of September 30, 2007 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option.
     The following table sets forth the summary of our unvested options under our stock option plans for the nine months ended September 30, 2007:

	Number of	Weighted
	Unvested	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Unvested at January 1, 2007	2,356	$8.44
Granted	1,572	3.92
Vested	(648)	9.48
Forfeited	(264)	6.53

Unvested at September 30, 2007	2,958	$6.10

     As of September 30, 2007, we had approximately $4.8 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which we expect to recognize over an estimated weighted average amortization period of 2.6 years. No amounts related to stock-based compensation expense have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense were not recognized as we currently provide a full valuation allowance for all of our deferred tax assets.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Lease Agreements and Lease Financing Liability
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
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of September 30, 2007, we had no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters, as the build out and payment of construction costs had been completed. During the nine months ended September 30, 2007, the collateralized assets related to the Construction Letters of Credit have therefore decreased from $8.6 million to zero.
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
     We were responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF 97-10, are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which, including the capitalized interest, was recorded at a gross book value of $21.1 million as of September 30, 2007. The related liability is recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord increase the lease financing liability, and the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells decrease the lease financing liability. During the nine months ended September 30, 2007, however, the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells did not decrease the lease financing liability because the current rent payments to the landlord have resulted in our currently being in a period of negative amortization. During the nine months ended September 30, 2007, the lease financing liability increased by a total of $2.6 million, due to $3.1 million from landlord reimbursements, partially offset by a $0.5 million net decrease in accounts receivable from the landlord recorded as of September 30, 2007 with respect to the year ended December 31, 2006. Build-out costs paid by us have been capitalized consistent with our standard policy.
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
     The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and, as of September 30, 2007, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account (see Note 3).

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
Credit Line
     On October 31, 2006, we entered into a loan and security agreement (the “Master Security Agreement”) with GECC, under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment in an amount up to a maximum of $6.7 million, to be financed through March 31, 2007. We have agreed to provide 25% of the funded loan amount as a cash security deposit. As of September 30, 2007, $2.0 million has been recorded as the current portion due under the credit line and $2.5 million has been recorded as the noncurrent portion due under the credit line. Approximately $5.5 million was borrowed in two draws against the line of credit during the fourth quarter of 2006 and approximately $0.5 million was borrowed in one draw against the line of credit during the first quarter of 2007 to finance the purchase of additional equipment for the build-out of our new manufacturing facility in Fremont, California. Approximately $4.5 million was outstanding against the line of credit as of September 30, 2007. These borrowings are secured by the equipment purchased and repaid over 36 months. The draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw. The promissory note for the first borrowing on October 31, 2006 is repayable over 36 months and bears a fixed interest rate of 10.00% per annum; the promissory note for the second borrowing on December 22, 2006 is repayable over 36 months and bears a fixed interest rate of 9.88% per annum; and the promissory note for the third borrowing on March 26, 2007 is repayable over 36 months and bears a fixed interest rate of 9.80% per annum. During the period covered by this Report, the Company has complied with all of the covenants set forth under the Master Security Agreement.
NOTE 7. SUBSEQUENT EVENTS
     On October 5, 2007, we entered into a common stock purchase agreement with William R. Hambrecht, Trustee of The Hambrecht 1980 Revocable Trust, relating to the registered direct offering, issuance and sale of 500,000 shares of our common stock at a price of $4.05 per share for aggregate gross proceeds of approximately $2.0 million. The shares were sold and issued on October 9, 2007. The offering, sale and issuance was made pursuant to our effective shelf registration statement on Form S-3 previously filed with the SEC. After deducting the estimated offering expenses, we expect to receive net proceeds of approximately $2.0 million.
     In October 2007, we filed a new shelf registration statement on Form S-3 covering the offer and sale, from time to time, of shares of our common stock, preferred stock, warrants, debt instruments and other securities in one or more offerings up to a total offering price of $125 million at prices and on terms determined by market conditions at the time of any offering made under the shelf registration statement. The registration statement has not yet been declared effective by the SEC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:
•	the progress of our research, development and clinical programs, and the timing of the completion of the primary and final analyses of our pivotal Phase 3 clinical trial;

•	the potential outcomes of our pivotal Phase 3 clinical trial and the range of alternatives that might result;

•	the expected timing of submission of a Biologics License Application, or BLA, for MyVax to the U.S. Food and Drug Administration, or FDA, and the timing of anticipated commercialization of MyVax, or any other immunotherapies we may develop;

•	our ability to develop, market, commercialize and achieve market acceptance for MyVax, or any other immunotherapies we may develop;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance and growth of the company;

•	the breadth of applications of our immunotherapies, potential benefits of our monoclonal antibody panel and the timing of filing of a related investigational new drug, or IND, application; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements, sufficiency of our capital resources and our needs for additional financing.
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
Overview
     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. Our lead product candidate, MyVax personalized immunotherapy, is a patient-specific active immunotherapy that is based on the unique genetic makeup of a patient’s tumor and is designed to activate a patient’s immune system to identify and attack cancer cells. MyVax is currently in a pivotal Phase 3 clinical trial for the treatment of follicular B-cell non-Hodgkin’s lymphoma, or NHL and we have completed the treatment phase of Phase 2 clinical trials in diffuse large B-cell NHL and mantle cell NHL patients. B-cells, also called B lymphocytes, are one of the two major classes of lymphocytes, which are types of white blood cells. In the United States, B-cell NHL represents approximately 85% of diagnosed cases of lymphoma. In the United States, approximately 63,000 patients are newly diagnosed with NHL each year, and there are approximately 382,000 patients currently diagnosed with NHL. Our pivotal Phase 3 clinical trial is designed for the treatment of follicular B-cell NHL, which represents approximately 32% of the cases of NHL. Results from our completed and our ongoing clinical trials of MyVax for the treatment of B-cell NHL indicate that MyVax is generally safe and well tolerated. We believe that patient-specific active immunotherapies can also be applied successfully to the treatment of other cancers. As a result, we initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of chronic lymphocytic leukemia, or CLL
     In November 2000, based on positive interim Phase 2 clinical trial results from our 9901 trial, we initiated a pivotal, randomized, double-blind, placebo-controlled Phase 3 clinical trial, our 2000-03 trial, to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL. The treatment phase for all of the 287 patients enrolled in this trial has been completed. In July 2006, our independent Data Safety Monitoring Board, or DSMB, met and reviewed the second planned interim analysis of blinded data for safety and efficacy in our pivotal Phase 3 clinical trial and recommended the trial continue as planned. We anticipate that we will obtain the initial analysis of the final results of our Phase 3 clinical trial by the end of 2007. This initial analysis should indicate whether a statistically significant increase in progression-free survival is observed in patients receiving MyVax compared to patients receiving the control substance. It will take several months following the last patient visit, currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial. We believe that, if successful, the results of our Phase 3 clinical trial will support our application for regulatory approval of MyVax for the treatment of follicular B-cell NHL.
     The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $40.2 million, $25.9 million and $22.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, and were approximately $38.3 million for the nine months ended September 30, 2007. From inception through September 30, 2007, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $179.5 million.

     We are also developing a monoclonal antibody panel that we believe potentially represents an additional method for treating NHL that combines aspects of personalized immunotherapy with an off-the-shelf approach. We filed patent applications for the composition and therapeutic use of this panel. The monoclonal antibodies could eventually be used alone or in synergistic combination with MyVax and might reduce or eliminate the need for chemotherapy in the early treatment of NHL. We intend to file an IND application in the middle of 2008 and initiate clinical trials thereafter.
     We will need to raise substantial funds, regardless of the outcome of the final results of our Phase 3 clinical trial. However, an unfavorable outcome would substantially impair our ability to raise funds in amounts necessary for us to fund our financial obligations, to meet our working capital needs and continue our operations.  Moreover, if the final results were unfavorable, we would be required to reassess our long-term objectives and to explore a range of  strategic alternatives. Although our Board of Directors has considered a number of alternatives in the context of a wide range of potential Phase 3 clinical trial outcomes, no decisions have been or will be made until the final results are known.  We cannot assure you that any actions our Board might determine to take would generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. Accordingly, an unfavorable outcome in the final results of our Phase 3 clinical trial, could raise doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or charges that could potentially result from an unfavorable outcome, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development-stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2007, we had an accumulated deficit of $243.3 million and cash, cash equivalents and marketable securities of $40.7 million, including $1.0 million that is restricted as to its use.
     In May 2007, we completed an underwritten public offering under our effective shelf registration statement (including the partial exercise of the over-allotment option by the underwriter) in which we sold 6,010,279 shares of common stock at a public offering price of $3.85 per share for aggregate gross proceeds of $23.1 million. After deducting the underwriter’s discount and offering expenses, we received net proceeds of approximately $21.6 million. In addition, in October 2007, we sold and issued of 500,000 shares of our common stock at public offering price of $4.05 per share for aggregate gross proceeds of $2.0 million to a single investor under this effective shelf registration statement. After deducting the estimated offering expenses, we expect to receive net proceeds of approximately $2.0 million.
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
     Even if the final results of our Phase 3 clinical trial are favorable, we cannot predict when we may begin to realize product revenue, if at all. Until we are able to generate sufficient product revenue, if ever, we will seek to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax, or any other immunotherapies that we may develop, or to grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders, and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would limit our business activities.

     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty the exact nature, timing or cost of the efforts necessary to complete the development of MyVax nor can we predict with precision when or if these development efforts will be completed. We cannot reasonably predict when we may have material net cash inflows from sales of MyVax, if ever. These uncertainties result from the numerous risks associated with developing MyVax, including:
•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing and results of the final analysis of our pivotal Phase 3 clinical trial for MyVax;

•	the uncertainty of results of our ongoing pivotal Phase 3 clinical trial for MyVax, or other clinical trials of MyVax;

•	the uncertainty associated with our ability to raise additional funding on acceptable terms, if at all;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the need to complete the equipping and qualification of our new manufacturing facility, including any purchase and installation of any additional equipment for the facility that may be necessary to provide additional manufacturing capacity for commercialization of MyVax if MyVax receives regulatory approval;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.
     If we fail to complete the development of MyVax in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations and financial condition.
A further discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “If the results of our pivotal Phase 3 clinical trial of MyVax are not favorable, our ability to raise necessary additional funds would be substantially impaired and there could be substantial doubt about our ability to continue as a going concern,” “We will need significant additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts,” “We currently have no source of revenue and may never become profitable,” “We are dependent on the success of our lead product candidate, MyVax, and if clinical trials of MyVax, or any other immunotherapies that we may develop, do not produce successful clinical trial results, we will be unable to commercialize these products” and “Our efforts to discover, develop and commercialize MyVax for indications other than follicular B-cell NHL are at an early stage and are subject to a high risk of failure,” as well as other risk factors. We anticipate that we will continue to incur significant and increasing operating losses for the foreseeable future as we continue our clinical development, apply for regulatory approvals, equip and qualify our manufacturing facility, including the purchase and installation of any additional equipment that may be necessary to achieve additional manufacturing capacity for the commercial-scale manufacture of MyVax if MyVax receives regulatory approval, and seek to develop active immunotherapies for the treatment of CLL and potentially other forms of cancer, to establish sales and marketing and distribution capabilities and otherwise to expand our operations.
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
     Stock-Based Compensation. We have adopted various stock plans that provide for the grant of stock option awards to employees, non-employee directors and consultants. We also have an employee stock purchase plan (the “ESPP”) which enables employees to purchase our common stock. See Note 5 for further information regarding our stock-based compensation assumptions and expenses.
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Recognized stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 for options granted after our initial public offering of our common stock (the “IPO”). Compensation expense for the share-based payment awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis.
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
     We estimate the expected term using the simplified method in accordance with Staff Accounting Bulletin No. 107, “Share Based Payments,” since our historical exercise data fluctuated greatly and did not allow for an accurate expected term assumption. We estimate volatility of our common stock by using stock price history to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
     With regard to the determination of forfeiture rates, our limited historical information reveals wide fluctuations in forfeiture rates with no clear pattern. We determined that an estimated forfeiture rate of fifteen percent is sufficient to conservatively exclude future forfeitures in the determination of option fair value, as this rate was at the lower end of the range of forfeiture rates observed. In the future, we will continue to monitor actual forfeiture experience, and will periodically update forfeiture estimates based on actual experience.
     If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, amounts recorded in future periods may differ significantly from amounts we have recorded in the current period and could materially affect our results of operations.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
     The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles maybe subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. Any such change may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. The use of a particular option valuation model may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Note 5 for further information regarding the SFAS 123R disclosures.
Recent Accounting Pronouncements
     On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At the adoption date and as of September 30, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or results of operations were required.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”),“Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The provisions of SFAS 157 are effective as of January 1, 2008. We are currently evaluating the impact that SFAS 157 may have on our financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We have adopted SAB 108, and there is no impact on our financial statements.
     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us beginning on January 1, 2008. We are currently evaluating the impact that SFAS 159 may have on our financial statements.

Results of Operations
Research and development expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2007	2006	Change	2007	2006	Change
Staffing related	$5,050	$4,636	9%	$14,506	$13,775	5%
Clinical trial and manufacturing material costs	2,665	1,925	38%	7,987	5,786	38%
Deferred stock-based compensation	458	516	(11)%	1,404	1,563	(10)%
Facilities and other costs	5,092	2,999	70%	14,393	7,740	86%

Total research and development expenses	$13,265	$10,076	32%	$38,290	$28,864	33%

     Research and development expenses represented approximately 81% and 78% of our total operating expenses for the three months ended September 30, 2007 and September 30, 2006, respectively and approximately 81% and 77% for the nine months ended September 30, 2007 and September 30, 2006, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs related to the development of our manufacturing process.
     Research and development expenses increased in the three months ended September 30, 2007, as compared to the same period in 2006, due partially to $0.7 million of additional outside clinical trial costs and material costs. In addition, an increase in other research and development costs of approximately $2.1 million consisted primarily of a $1.2 million increase in depreciation expense and a $0.5 million increase in utility costs related to our new facilities located in Fremont, California.
     The increase in research and development expenses for the nine months ended September 30, 2007, as compared to the same period in 2006, was due partially to $2.2 million of additional outside clinical trial costs and material costs. In addition, an increase in other research and development costs of approximately $6.7 million consisted primarily of a $4.2 million increase in depreciation expense and a $1.4 million increase in utility costs related to our new facilities located in Fremont, California, as well as a licensing fee payment of $0.5 million.
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
Sales and marketing expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2007	2006	Change	2007	2006	Change
Staffing related	$220	$329	(33)%	$688	$974	(29)%
Product advocacy costs	88	97	(9)%	272	450	(40)%
Deferred stock-based compensation	70	76	(8)%	203	201	1%
Facilities and other costs	218	209	4%	629	528	19%

Total sales and marketing expenses	$596	$711	(16)%	$1,792	$2,153	(17)%

     Sales and marketing expenses consist primarily of facilities costs, personnel costs and costs associated with outside marketing activities related to product support and awareness.
     Sales and marketing expenses for the three months ended September 30, 2007 decreased, as compared to the same period in 2006, due to lower staffing costs.
     Sales and marketing expenses for the nine months ended September 30, 2007 decreased, as compared to the same period in 2006, primarily due to lower product advocacy costs and staffing costs, offset in part by higher facilities costs.
     We expect sales and marketing spending to remain relatively flat during the remainder of 2007, but then, if the final results of our pivotal Phase 3 clinical trial of MyVax are successful, to increase in subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL

General and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2007	2006	Change	2007	2006	Change
Staffing related	$775	$609	27%	$2,407	$2,222	8%
Legal, professional fees and insurance	633	385	64%	1,849	1,446	28%
Deferred stock-based compensation	825	670	23%	2,115	2,193	(4)%
Facilities and other costs	210	383	(45)%	794	795	—%

Total general and administrative expenses	$2,443	$2,047	19%	$7,165	$6,656	8%

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.
     General and administrative expenses increased in the three months ended September 30, 2007 as compared to the same period in 2006, due primarily to higher staffing costs, an increase in stock option expense, and higher legal and professional fees and corporate insurance costs, offset slightly by lower administrative expenses of approximately $0.2 million related to facilities and other costs.
     General and administrative expenses increased in the nine months ended September 30, 2007 as compared to the same period in 2006, due to higher staffing costs and higher legal and professional fees and corporate insurance costs.
     We expect our general and administrative expenses to remain approximately the same during the remainder of 2007, but then, if the final results of our pivotal Phase 3 clinical trial of MyVax are successful, to increase in subsequent years as we prepare for the possible commercialization of MyVax for the treatment of B-cell NHL and incur additional infrastructure costs associated with our organizational growth, including costs associated with potential implementation of new finance and accounting systems.
Interest expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2007	2006	Change	2007	2006	Change
Interest expense	$1,282	$—	N/A	$3,890	$—	N/A
     Interest expense increased in the three months and nine months ended September 30, 2007 as compared to the same periods in 2006 due primarily to non-cash interest of $1,158,000 and $3,495,000, respectively, recorded for the amortization of the lease finance obligation (which was required to be recorded under EITF 97-10).
Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
in thousands (except percentages)	2007	2006	Change	2007	2006	Change
Interest and other income, net	$614	$894	(31)%	$1,966	$3,062	(36)%
     Interest and other income, net, decreased in the three months and nine months ended September 30, 2007 as compared to the same periods in 2006 due to a decrease in interest received as a result of lower average cash balances.
Liquidity and Capital Resources

	As of	As of
	September 30,	December 31,
(in thousands)	2007	2006
Cash, cash equivalents and marketable securities (including $1.0 million and $9.6 million that was restricted as to its use as of September 30, 2007 and December 31, 2006, respectively)	$40,689	$61,261

	Nine Months Ended
	September 30,
	2007	2006
Cash flows:
Net cash used in operating activities	$(37,379)	$(31,432)

Net cash used in investing activities	$(523)	$(38,402)

Net cash provided by financing activities	$24,703	$72,649

     As of September 30, 2007, we had cash, cash equivalents and marketable securities of $40.7 million, including $1.0 million that is restricted as to its use, compared to $61.3 million, including $9.6 million classified as restricted, as of December 31, 2006. We have no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters. During the nine months ended September 30, 2007, the collateralized assets related to the Construction Letters of Credit decreased from $8.6 million to zero. We have a $1.0 million certificate of deposit that serves as collateral for two other letters of credit related to our rent obligations under the lease of our new facilities (described below as “Rent Letters of Credit”). The certificate of deposit has been classified as “Restricted cash and marketable securities” on our unaudited condensed balance sheet. We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and, as of September 30, 2007, we had an accumulated deficit of $243.3 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Our accumulated deficit also includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through September 30, 2007, we had amortized and expensed non-cash stock-based compensation of approximately $13.9 million.
     Net cash used in operating activities was $37.4 million and $31.4 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. The increase in use of cash in operations for 2007 compared to 2006 was primarily due to higher operating expenses from our continued research and development activities associated with MyVax for the treatment of B-cell NHL, offset to a significant extent by lower cash usage from changes in accounts payable and accrued liabilities.
     Net cash used in investing activities was $0.5 million and $38.4 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. During the nine months ended September 30, 2007, we had maturities and sales of marketable securities of $69.2 million, which were more than offset by purchases of $70.6 million of marketable securities. For the nine months ended September 30, 2007 and September 30, 2006, as a result of payments we made for facility construction costs, there also were decreases of $8.6 million and $24.0 million, respectively, in marketable securities classified as restricted. During the nine months ended September 30, 2006, we had maturities and sales of marketable securities of $146.5 million, which were more than offset by purchases of $161.6 million of marketable securities. Payments for capital expenditures, consisting of purchases of office and laboratory equipment and leasehold improvements to our facilities, were $7.7 million and $47.3 million, for the nine months ended September 30, 2007 and 2006, respectively. Our new manufacturing facility and corporate headquarters were completed in the fourth quarter of 2006, although we are continuing to equip and qualify the facility. The facility is designed for the production of MyVax for at least 3,600 patients each year and, if MyVax receives regulatory approval, we would need to purchase and install additional equipment in our facility to achieve this level of manufacturing capacity. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of our marketable securities.
     Net cash provided by financing activities was approximately $24.7 million and $72.6 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. The cash received from the landlord for tenant improvements during the nine months ended September 30, 2007 amounted to $3.1 million. During the nine months ended September 30, 2006, we received approximately $58.5 million net proceeds from the sale of 7,360,000 shares of common stock at a public offering price of $8.50 per share in an underwritten public offering under our shelf registration statement. In May 2007, we completed an underwritten public offering under this shelf registration statement (including the partial exercise of the over-allotment option by the underwriter) in which we sold 6,010,279 shares of common stock at a public offering price of $3.85 per share for aggregate gross proceeds of $23.1 million. After deducting the underwriter’s discount and offering expenses, we received net proceeds of approximately $21.6 million. During the nine months ended September 30, 2007, we also borrowed approximately $0.5 million against a line of credit from the General Electric Capital Corporation (“GECC”) for the purchase of computer, laboratory and manufacturing equipment. Cash provided by financing activities during the nine months ended September 30, 2007 included the return of $0.1 million related to a cash security deposit paid previously to GECC for obtaining the line of credit. We also recorded approximately $1.3 million related to the repayment of our borrowings under the GECC line of credit. The cash received from the landlord for tenant improvements amounted to $17.0 million during the nine months ended September 30, 2006, offset partially by payments of $3.3 million, representing the rent payments to the landlord in excess of the ground rent expensed.

     As of September 30, 2007, we had contractual obligations and other debt obligations as follows (in thousands):

	Payments Due by Period
		Less than	1 — 3	4 — 5	Beyond
	Total	1 Year	Years (1)	Years (2)	5 Years
Contractual obligations:
Non-cancelable lease financing obligations, including interest, related to new building lease agreements	$103,657	$6,537	$13,669	$14,501	$68,950
Credit line payment obligations	4,497	1,960	2,537	—	—

Total contractual obligations	$108,154	$8,497	$16,206	$14,501	$68,950

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
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of September 30, 2007, we had no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters, as the build-out and payment of construction costs by us had been completed. During the nine months ended September 30, 2007, the collateralized assets related to the Construction Letters of Credit have therefore decreased from $8.6 million to zero.
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
     We were responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF 97-10, are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which was recorded at a fixed asset gross book value of $21.1 million as of September 30, 2007 including the capitalized interest. The related liability is recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord increase the lease financing liability, and the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells decrease the lease financing liability. During the nine months ended September 30, 2007, however, the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells did not decrease the lease financing liability because the current rent payments to the landlord have resulted in our currently being in a period of negative amortization. During the nine months ended September 30, 2007, the lease financing liability increased by a total of $2.6 million, due to $3.1 million from landlord reimbursements partially offset by a $0.5 million net decrease in accounts receivable from the landlord recorded as of September 30, 2007 with respect to the year ended December 31, 2006. Build-out costs paid by Genitope will be capitalized consistent with our standard policy.
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
     The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and, as of September 30, 2007, we have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in a Genitope bank account (see Note 3).
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
     On October 31, 2006, we entered into a loan and security agreement (the “Master Security Agreement”) with GECC, under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment in an amount up to a maximum of $6.7 million, to be financed through March 31, 2007. We have agreed to provide 25% of the funded loan amount as a cash security deposit. As of September 30, 2007, $2.0 million has been recorded as the current portion due under the credit line and $2.5 million has been recorded as the noncurrent portion due under the credit line. Approximately $5.5 million was borrowed in two draws against the line of credit during the fourth quarter of 2006 and approximately $0.5 million was borrowed in one draw against the line of credit during the first quarter of 2007 to finance the purchase of additional equipment for the build-out of our new manufacturing facility in Fremont, California. Approximately $4.5 million was outstanding against the line of credit as of September 30, 2007. These borrowings are secured by the equipment purchased and repaid over 36 months. The draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw. The promissory note for the first borrowing on October 31, 2006 is repayable over 36 months and bears a fixed interest rate of 10.00% per annum; the promissory note for the second borrowing on December 22, 2006 is repayable over 36 months and bears a fixed interest rate of 9.88% per annum; and the promissory note for the third borrowing on March 26, 2007 is repayable over 36 months and bears a fixed interest rate of 9.80% per annum.
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
     We believe that our current cash resources, including the proceeds of our May and October 2007 offerings, will provide us with sufficient financial resources to support operations into the middle of 2008. We anticipate that we will obtain the initial analysis of the final results of our Phase 3 clinical trial by the end of 2007. This initial analysis should indicate whether a statistically significant increase in progression-free survival is observed in patients receiving MyVax compared to patients receiving the control substance. It will take several months following the last patient visit, currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly as a result of a number of factors, including the risk factors discussed herein. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need to raise substantial funds, regardless of the outcome of the final results of our Phase 3 clinical trial. However, an unfavorable outcome could substantially impair our ability to raise funds in amounts necessary for us to fund our financial obligations, to meet our working capital needs and continue our operations.  Moreover, if the final results were unfavorable, we would be required to reassess our long-term objectives and to explore a range of  strategic alternatives. Although our Board of Directors has considered a number of alternatives in the context of a wide range of potential Phase 3 clinical trial outcomes, no decisions have been or will be made until the final results are known.  We cannot assure you that any actions our Board might determine to take would generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. Accordingly, an unfavorable outcome in the final results of our Phase 3 clinical trial, could raise doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or charges that could potentially result from an unfavorable outcome, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
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
     Even if the final results from our Phase 3 clinical trial for MyVax are favorable, we cannot predict when we may begin to realize product revenue, if at all. Until we can generate sufficient product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and any debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Any additional equity financing may be dilutive to stockholders and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would limit our business activities.

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
     As of September 30, 2007, cash, cash equivalents and marketable securities were approximately $40.7 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2007, the decline in fair value of our portfolio would be immaterial.
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
Changes in Internal Control over Financial Reporting
     Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. The data collected from our clinical trials may not be sufficient to support regulatory approval of MyVax, or any other immunotherapies that we may develop. We do not know whether our existing or any future clinical trials will demonstrate sufficient safety and efficacy to result in marketable products. Beyond MyVax in NHL, we have only two other product development programs, which are at significantly earlier stages of development. We initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the treatment of CLL. We are also developing a panel of monoclonal antibodies; however we do not intend to file an IND application to initiate clinical trials before the middle of 2008. We cannot be certain that we will be able to successfully develop any product candidate from these development programs. Our failure to adequately demonstrate the safety and efficacy of MyVax, or any other immunotherapies that we may develop, would prevent receipt of regulatory approval and, ultimately, commercialization of MyVax, or any other immunotherapies that we may develop.
If the results of our pivotal Phase 3 clinical trial of MyVax are not favorable, our ability to raise necessary additional funds would be substantially impaired and there could be substantial doubt about our ability to continue as a going concern.
     We will need to raise substantial funds, regardless of the outcome of the final results of our Phase 3 clinical trial. However, an unfavorable outcome would substantially impair our ability to raise funds in amounts necessary for us to fund our financial obligations, to meet our working capital needs and continue our operations.  Moreover, if the final results were unfavorable, we would be required to reassess our long-term objectives and to explore a range of  strategic alternatives. Although our Board of Directors has considered a number of alternatives in the context of a wide range of potential Phase 3 clinical trial outcomes, no decisions have been or will be made until the final results are known.  We cannot assure you that any actions our Board might determine to take would generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. Accordingly, an unfavorable outcome in the final results of our Phase 3 clinical trial, could raise doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or charges that could potentially result from an unfavorable outcome, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
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
     We are a development-stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for our lead product candidate, MyVax personalized immunotherapy. We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We have incurred losses in each year since our inception in 1996. Net losses were approximately $49.2 million for the nine months ended September 30, 2007, approximately $48.9 million in 2006, approximately $30.4 million in 2005 and approximately $27.0 million in 2004. As of September 30, 2007, we had an accumulated deficit of approximately $243.3 million.
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
     Our ability to become profitable depends upon our ability to generate revenue. To date, MyVax has not generated any revenue, and we do not know when or if MyVax will generate revenue. Our ability to generate revenue depends on a number of factors, including:
•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing and results of the final analysis of our pivotal Phase 3 clinical trial;

•	the uncertainty of results of our ongoing pivotal Phase 3 clinical trial for MyVax, or other clinical trials of MyVax;

•	the uncertainty associated with our ability to raise additional funding on acceptable terms, if at all;

•	the uncertainty of obtaining regulatory approval for MyVax, including regulatory approval for our manufacturing facility and process;

•	the need to complete the equipping and qualification of our new manufacturing facility, including any purchase and installation of additional equipment for the facility that may be necessary to provide additional manufacturing capacity for the commercialization of MyVax if MyVax receives regulatory approval;

•	our ability to manufacture commercial quantities of MyVax at acceptable cost levels; and

•	our ability to successfully market and sell MyVax.
     We cannot predict when, if ever, we may begin to realize product revenue. We anticipate that we will obtain the initial analysis of the final results of our Phase 3 clinical trial by the end of 2007. It will take several months following the last patient visit, currently planned for November 2007, to complete all the final analyses of the data from our Phase 3 clinical trial. We do not anticipate that we will achieve profitability, if at all, for at least the next few years after we begin generating revenues, if MyVax receives regulatory approval. If we are unable to generate sufficient revenue, we will not become profitable, and we may be unable to continue our operations.
We will need significant additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
•	Developing patient-specific active immunotherapies, conducting clinical trials, establishing manufacturing facilities and marketing immunotherapies that we may develop is expensive. We will need to raise substantial funds, regardless of the outcome of the final results of our Phase 3 clinical trial. However, an unfavorable outcome would substantially impair our ability to raise funds in amounts necessary for us to fund our financial obligations, to meet our working capital needs and continue our operations. Moreover, if the final results were unfavorable, we would be required to reassess our long-term objectives and to explore a range of strategic alternatives. Although our Board of Directors has considered a number of alternatives in the context of a wide range of potential Phase 3 clinical trial outcomes, no decisions have been or will be made until the final results are known. While we will need to raise additional capital in any event, the amount and timing of our capital requirements will be determined in part by the outcome of the final results of our Phase 3 clinical trial. Depending on the final results of our Phase 3 trial, we may need to raise additional capital to:

•	satisfy lease obligations and operating expenses related to our new manufacturing and corporate headquarters facility;

•	complete the equipping and qualification of our new manufacturing facility, including the purchase and installation of any additional equipment that may be necessary to achieve additional manufacturing capacity for commercialization of MyVax if MyVax receives regulatory approval;

•	commercialize MyVax, or any other immunotherapies that we may develop, if any such immunotherapies receive regulatory approval;

•	fund our operations and clinical trials; and

•	continue our research and development activities.
     We believe that our current cash, cash equivalents and marketable securities, including our net proceeds from our offerings in May and October 2007, together with the interest thereon, will provide us with sufficient financial resources to support our operating plan into the middle of 2008. Our actual cash requirements could vary significantly as a result of a number of factors, including the outcome of the final results of our Phase 3 clinical trial and other risks discussed in this report. We have based this estimate on current assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our cash consumption could vary from quarter to quarter as a result of expenses related to the equipping and qualification of our new manufacturing facility, the growth of the company and research and development of our monoclonal antibody product candidates, as well as the continued development of MyVax. In addition to raising funds to support our ongoing operations and development of MyVax, if MyVax receives regulatory approval for the treatment of follicular B-cell NHL, we will need to raise significant funds to commercialize MyVax. Our manufacturing facility must be qualified and pass a pre-approval inspection from the appropriate regulatory agency prior to any regulatory approval for MyVax. The facility is designed for the production of MyVax for at least 3,600 patients each year and, if MyVax receives regulatory approval, we would be required to purchase and install additional equipment in our facility to obtain this level of manufacturing capacity.
Our future funding requirements will depend on many factors, including, but not limited to:
•	the progress of our research, development and clinical programs, the timing of the completion of the primary and final analyses of our pivotal Phase 3 clinical trial and the outcome of that trial;

•	the cost and timing of completing the equipping and qualification of our manufacturing facility, including the purchase and installation of additional equipment necessary to achieve additional manufacturing capacity for commercialization of MyVax if MyVax receives regulatory approval;

•	the cost of operating our manufacturing facility;

•	the rate of progress and magnitude and cost of our product development efforts and other research and development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of assembling a BLA for MyVax;

•	the costs of manufacturing MyVax for clinical trials;

•	the timing and costs related to development of our other product candidates;

•	the costs and timing of regulatory approval; • the costs of establishing sales, marketing and distribution capabilities;

•	the success, if any, of the commercialization of MyVax, if regulatory approval is obtained;

•	the pace of expansion of administrative and other infrastructure expenses required to support the growth of the organization;

•	the effect of competing technological and market developments; and

•	our ability to establish collaborative, licensing or other arrangements for the development, sale, marketing or distribution of our product candidates and the terms of those arrangements.
     Future capital requirements will also depend upon the extent to which we acquire or invest in businesses, products and technologies, but we currently have no commitments or agreements relating to any of these types of transactions.
     We cannot predict when, if ever, we may begin to realize product revenue. Until we can generate sufficient product revenue, if ever, we will seek to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To the extent that we raise additional funds through collaboration, licensing or other arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts,” Any additional equity financing may be dilutive to stockholders, and any additional debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would restrict our business activities.
We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize MyVax, or any other immunotherapies that we may develop.
     Our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL is being conducted at 34 treatment centers in the United States and Canada and will require long-term follow-up of the 287 patients randomized into the trial. In addition, we initiated a Phase 2 clinical trial of MyVax for the treatment of CLL in February 2006 at eight sites across the U.S. and another Phase 2 clinical trial primarily designed to evaluate the efficacy and safety of MyVax personalized immunotherapy following treatment with rituximab and chemotherapy (R-Chemo) for follicular NHL in 2007 at 10 sites across the U.S. We do not have the ability to independently conduct clinical trials for MyVax, or any other immunotherapies that we may develop, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third-party couriers to transport patient tissue samples and MyVax. If any of our relationships with these contract research organizations, medical institutions, clinical investigators, contract laboratories or third-party couriers terminate, we may not be able to enter into arrangements with alternative third parties. If certain of these third parties, such as medical institutions, clinical investigators or contract laboratories, do not successfully carry out their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize MyVax, or any other immunotherapies that we may develop.
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
     As of September 30, 2007, we held two U.S. patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. These patents expire in 2016. We also held one U.S. patent covering methods of using certain immunogenic compositions. This patent expires in 2018.
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
     We will need to raise additional funds through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may require that we pledge our assets, including our intellectual property or involve restrictive covenants that would restrict our business activities. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, MyVax or any other immunotherapies that we may develop, or grant licenses on terms that are not favorable to us. Moreover, an unfavorable outcome in our pivotal Phase 3 clinical trial would substantially impair our ability to raise funds on acceptable terms without significant dilution to current shareholders or in amounts necessary for us to fund our financial obligations and to conduct our normal business operations.
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
     If MyVax receives regulatory approval, our ability to commercialize MyVax, or any other immunotherapies that we may develop, is highly dependent on the extent to which coverage and reimbursement for MyVax, or any other immunotherapies that we may develop, will be available from:
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
     Our success depends upon our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Dan W. Denney, Jr., Ph.D., our founder, Chairman and Chief Executive Officer. The loss of services of Dr. Denney or one or more of our other members of senior management could delay or prevent the successful completion of our pivotal Phase 3 clinical trial or the commercialization of MyVax or adversely affect our other development efforts. Currently, we do not have employment agreements with any members of senior management. As of September 30, 2007, Dr. Denney owned 1,266,933 shares of our common stock that were not subject to any vesting and options to purchase 979,167 shares of our common stock, of which approximately 534,373 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.
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
     As of September 30, 2007, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 40.7% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Future sales of our common stock could lower the market price of our common stock.
     Sales of substantial amounts of shares in the public market could reduce the market price of our common stock. As of September 30, 2007, 42,246,992 shares of our common stock were outstanding. All of these shares are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than 5% stockholders, which may be subject to certain transfer limitations. Of the 5,135,783 shares issuable upon exercise of options to purchase our common stock outstanding as of September 30, 2007, options to purchase 3,033,552 shares were vested and eligible for exercise. In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.
     In February 2006, we sold 7,360,000 shares of our common stock at a public offering price of $8.50 per share under our effective shelf registration statement. In addition, in May 2007, we sold 6,010,279 shares of our common stock at a public offering price of $3.85 per share under the registration statement. In October 2007, we sold 500,000 shares of our common stock at public offering price of $4.05 per share under the registration statement. In October 2007, we filed with the SEC a new shelf registration statement on Form S-3, which has not yet been declared effective, to register the offer and sale from, time to time, of our common stock, preferred stock, warrants, debt instruments and other securities in one or more offerings up to a total offering price of $125 million at prices and on terms to be determined by market conditions at the time of any offering made under the shelf registration statement. Additional sales of shares could harm the market price of our common stock.

ITEM 6. EXHIBITS
Exhibits
     The exhibit list on the accompanying index to exhibits is incorporated by reference into this Item 6 this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENITOPE CORPORATION

Date: November 7, 2007

/s/ Dan W. Denney Jr. Dan W. Denney Jr., Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2007

/s/ John M. Vuko John M. Vuko Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Genitope Corporation

3.2(2)	Amended and Restated Bylaws of Genitope Corporation

10.1(3)	Purchase Agreement, dated as of October 5, 2007, by and among Genitope Corporation and William R. Hambrecht, Trustee of The Hambrecht 1980 Revocable Trust.

31.1#	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#*	Certification of the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-3 (File No. 333-128357), as filed with the Securities and Exchange Commission (“SEC”) on September 16, 2005, and incorporated herein by reference.

(2)	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the SEC on August 6, 2003, as amended, and incorporated herein by reference.

(3)	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2007, and incorporated herein by reference.

#	Filed herewith

*	This certification accompanies our Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.