Form 10-K
period 2007-12-31
GENITOPE CORP
filed 2008-03-31
CIK 1028358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission file number: 000-50425

Genitope Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0436313 (I.R.S. Employer Identification No.)

6900 Dumbarton Circle Fremont, CA 94555 (Address of principal executive offices, zip code)	(510) 284-3000 (Registrant’s telephone number including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of Common Stock, $0.001 per share par value, held by non-affiliates as of June 29, 2007 (based on the closing sale price of such stock as reported on the Nasdaq Global Market on June 29, 2007) was approximately $116.8 million. This excludes an aggregate of 11,812,976 shares of the registrant’s common stock held by executive officers and directors and by each person known by the registrant to own 10% or more of the registrant’s outstanding common stock as of June 29, 2007. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
     As of March 21, 2008, there were 42,984,226 shares of Common Stock, $0.001 per share par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates by reference certain information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the solicitation of proxies for the registrant’s 2008 Annual Meeting of Stockholders.

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

PART I
Forward-Looking Statements
     This annual report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:
•	strategic alternatives with respect to our MyVax program or other aspects of our business, including our monoclonal antibody program, and the timing, likelihood and outcome thereof;

•	the progress of our research, development and clinical programs;

•	potential settlement with our landlord relating to obligations under our lease agreements for our facilities in Fremont, California and the timing, likelihood and outcome thereof;

•	the ability to develop, market, commercialize and achieve market acceptance for our monoclonal antibody panel, or any other immunotherapies we may develop;

•	our ability to preserve or realize any value from our MyVax program;

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	the breadth of potential applications for MyVax, potential benefits of our monoclonal antibody panel and the timing of filing of a related investigational new drug application, or IND; and

•	our estimates regarding sufficiency of our capital resources, our ability to operate as a going concern, our ability to raise necessary additional financing to continue our operations and financial statements for future periods.
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
ITEM 1. BUSINESS.
BUSINESS
Overview
     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Until we recently suspended its development, our lead product candidate was MyVax personalized immunotherapy, or MyVax.

In December 2007, we obtained data indicating that our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL did not meet its primary clinical endpoint. Although the December 2007 analysis of the primary endpoint indicated that there was no statistically significant difference in progression-free survival of patients receiving MyVax compared to patients receiving the control substance, an analysis of a pre-specified endpoint in the group of patients receiving MyVax showed a highly statistically significant difference in the progression-free survival between patients who mounted a positive immune response to the tumor-specific target and those who did not. As a result, we met with the U.S. Food and Drug Administration, or FDA, in March 2008 to determine the potential for the filing of a Biologics License Application, or BLA, on the basis of the analysis of this pre-specified endpoint, other analyses of the Phase 3 clinical trial and other information, notwithstanding the trial’s failure to meet its primary clinical endpoint. On March 6, 2008, after a review of the data and other information that we had provided, the FDA communicated to us that, in light of the Phase 3 clinical trial’s failure to meet its primary endpoint, one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We have also been developing a panel of monoclonal antibodies that we believe potentially represents an additional novel, personalized approach for treating NHL. The monoclonal antibodies might reduce or eliminate the need for chemotherapy in the early treatment of NHL.
      We currently have capital resources that we believe to be sufficient to support our operations through approximately May 2008. We are unlikely to be able to raise sufficient funds to continue our existing operations beyond that time, particularly in light of our obligations under the lease agreements described below. Accordingly, we do not expect to resume the conduct of our current operations other than as a substantially restructured entity, whether as a result of bankruptcy proceedings or otherwise. At the present time, our strategy for the benefit of our creditors and stockholders is to take steps to preserve and support the future value, if any, of MyVax, to seek funding for our monoclonal antibody program, to conserve our current cash to the extent reasonably practicable and to generate cash, including potentially through the sale of assets. To conserve cash, as discussed below, we have implemented a plan for a substantial reduction of our workforce. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. In addition, we are pursuing strategic alternatives for our monoclonal antibody and MyVax programs, including potentially through a spin-off or sale to a separately funded entity or entities. Stockholders should recognize that, to satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and preserve the value of our MyVax program, we may pursue strategic alternatives that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody or MyVax programs or other assets of the Genitope as stockholders or otherwise.
     On March 14, 2008, we provided a notice to 165 employees under the WARN Act that we plan to conduct a “mass layoff” at our facility in Fremont and that their employment is expected to end on May 13, 2008. We have also provided WARN notices to six of our nine executive officers, not including Dan W. Denney, Jr., our Chief Executive Officer, John Vuko, our Chief Financial Officer, and Laura Woodhead, our Vice President, Legal Affairs, that their employment is expected to end on May 26, 2008. We intend to also provide WARN notices on approximately March 31, 2008 to Mr. Vuko and Ms. Woodhead that their employment is expected to end 60 days following the date that notice is provided. As a result of our reductions in force, we expect that approximately 20 employees will remain as employees of Genitope as of the end of May 2008, and that these employees will primarily be those involved in the development of our monoclonal antibody panel. In March 2008, we retained Development Specialists, Inc., a provider of management and consulting services, as a consultant to, among other potential services, assist in and oversee the wind down of our business in such a fashion as to preserve a potential restart to operations, to provide the services of one of its employees to serve as one of our officers, as necessary, and to assist in our negotiations with creditors, including our landlord, and other stakeholders.
     In May 2005, we entered into lease agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings in Fremont, California for our manufacturing facility and corporate headquarters. There are currently 12.7 years remaining on the lease, with a total rental obligation of $101.0 million as of February 29, 2008. We are in the process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under the lease agreements outside the protection of federal bankruptcy laws. Depending upon the outcome of our discussions with the landlord and our ability to raise the necessary financing to allow the development of the monoclonal antibody panel to continue and to preserve the value of MyVax, we intend to look for alternative space to lease on a short-term basis. If our discussions regarding settlement are ultimately unsuccessful or if we are unable to obtain financing to support continued satisfaction of our lease obligations, we would likely be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we need to liquidate our assets, we might realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including our landlord, before any funds would be available to stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.
     On February 7, 2008 and March 6, 2008, we received staff deficiency letters from the Nasdaq Stock Market indicating that we failed to satisfy the minimum bid price and Audit Committee composition requirements for continued maintenance of our listing on the Nasdaq Global Market. In accordance with Nasdaq requirements, we have 180 calendar days, or until August 5, 2008, to regain compliance with the bid price requirement. To reestablish compliance, our minimum closing bid price must be more than $1.00 per share for at least 10 consecutive business days. The cure period with regard to the audit committee deficiency will continue (1) until the earlier of our next annual stockholders’ meeting or February 26, 2009, or (2) if the next annual stockholders’ meeting is held before

August 25, 2008, until August 25, 2008. If we do not regain compliance within these specified cure periods, Nasdaq will commence delisting proceedings. We may not be able to satisfy Nasdaq’s conditions for continued listing. If our common stock is delisted, it would seriously impair stockholders’ ability to trade their shares, limit the liquidity of our common stock and impair our ability to raise capital through the sale of our common stock, which could seriously harm our business, especially at a time when we may need to raise substantial additional capital to fund the development of our monoclonal antibody panel and preserve the value of our MyVax program. See “Risk Factors— If we are unable to maintain our Nasdaq Global Market listing, the liquidity of our common stock would be seriously limited.”
     The failure of our Phase 3 clinical trial to meet its primary clinical endpoint and our recent decision to suspend the development of MyVax have significantly depressed our stock price and impaired our ability to raise additional funds. We are evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of the factors discussed above raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may need to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. However, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. In addition, the report of our independent registered public accounting firm on the accompanying financial statements included in this Annual Report on Form 10-K contains an explanatory paragraph regarding going concern uncertainty.
     Management has considered whether, under Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), any events or circumstances had occurred prior to December 31, 2007 that would indicate an impairment of our long-lived assets, particularly in light of our announcement in December 2007 of the results of our Phase 3 clinical trial of MyVax. Management considered, among other information, the fact that the FDA agreed to hold a meeting with us in early 2008 and that between December 2007 and March 2008, we engaged in active discussions of our clinical data with, and provided additional information to, the FDA with a view toward the potential filing of a BLA. Taking into account our view of the positive implications of the data from the Phase 3 clinical trial and the perspective of an FDA consultant engaged by us, our management and board of directors viewed the FDA’s review of data from a number of perspectives and active engagement with us to be encouraging, leading management and the Board to believe that there was a significant possibility of a favorable outcome from our March 2008 meeting with the FDA. Accordingly, during this time, our board of directors and management continued to focus on the potential path to filing of a BLA and possible eventual commercialization of MyVax as early as 2009, and there were no reductions in the level of business activities with respect to MyVax prior to our early March 2008 meeting with the FDA. Following our March 6, 2008 meeting with the FDA in which the FDA communicated to us that one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review, we concluded that, because it was not financially feasible for us to conduct additional Phase 3 clinical trials, we would need to suspend the development of MyVax. We are currently evaluating our strategic alternatives with respect to all aspects of our business, including with respect to MyVax. However, we have not committed to take or made any decisions with respect to any permanent discontinuation of any program or disposal of any significant assets. After completing its evaluation and considering all external and internal information available as of the impairment analysis, management concluded that, as of December 31, 2007, the carrying amount of the long-lived assets were recoverable and therefore no impairment existed. However, we will continue to evaluate the possible impairment of assets as required under FAS 144 as it relates to our financial statements for the quarter ending March 31, 2008 and succeeding quarters. In light of the FDA’s March 2008 communication to us, we anticipate that our financial statements may reflect a charge for an impairment of assets at the end of the quarter ending March 31, 2008.
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
Non-Hodgkin’s Lymphoma
     Background. NHL is a cancer of B-cell and T-cell lymphocytes. Currently, in the United States there are over 350,000 patients diagnosed with NHL, with approximately 63,000 newly diagnosed cases annually. Approximately 85% to 90% of patients diagnosed with NHL in the United States have B-cell NHL. The international market for NHL is estimated to be at least equal in size to the United States market. NHL is the sixth most common cancer and the sixth leading cause of death among cancers in the United States.
     NHL is clinically classified by its microscopic pathology at diagnosis. We were initially developing MyVax for the treatment of follicular B-cell NHL and had conducted clinical trials in diffuse large B-cell and mantle cell NHL. Follicular B-cell NHL constitutes approximately 32% of all NHL in the United States. Diffuse large B-cell NHL constitutes approximately 28% of all NHL. Mantle cell NHL constitutes approximately 7% of all NHL. Although follicular B-cell NHL progresses at a slow rate, it is viewed as an incurable cancer with the currently available therapies. According to the American Cancer Society, the median survival time from diagnosis for patients with stage III/IV follicular B-cell NHL is between seven and ten years. Unlike follicular B-cell NHL, approximately 40% of diffuse large B-cell NHL cases are cured by standard chemotherapy. The remaining patients with diffuse large B-cell lymphoma typically require more extensive treatment regimens, and some ultimately undergo bone marrow transplants which may or may not be effective in any individual case. Similar to follicular B-cell NHL, mantle cell NHL is viewed as incurable.
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
     Long-term results from the first Stanford clinical trial were published in the medical journal, Blood, in May 1997 and are presented in the following table.

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

MyVax Personalized Immunotherapy
     MyVax is an injectable patient-specific active idiotype immunotherapy that we had been developing initially for the treatment of follicular B-cell NHL. MyVax combines a patient and tumor-specific antibody, or idiotype protein, with a foreign carrier protein and is administered with an adjuvant. We had developed a proprietary manufacturing process for MyVax, which includes our patented Hi-GET gene amplification technology. Our manufacturing process is designed to overcome the barriers to commercialization of active idiotype immunotherapies that are associated with the use of a hybridoma-based process such as rescue fusion. In light of the FDA’s decision following the failure of our Phase 3 clinical trial to meet its primary clinical endpoint, we have suspended the development of MyVax. We are pursuing strategic alternatives with respect to our MyVax program and taking steps to preserve and support the future value, if any, of MyVax. Stockholders should recognize that, to satisfy our liabilities, including in particular those under our lease agreements, preserve the value of our MyVax program and pursue alternatives with respect to other aspects of our business, we may pursue strategic alternatives that result in the stockholders of Genitope having little or no continuing interest in MyVax program or other assets of the Genitope as stockholders or otherwise.
     In comparison to other cancer therapies, MyVax was designed to provide:
     Efficacious and lasting treatment: We believe, based on our analysis of our clinical trials, that (1) MyVax has the potential to provide durable remissions and extend survival in those B-cell NHL patients who are treated with MyVax and mount a positive immune response to their tumor-specific target, and (2) this therapeutic benefit could be greater than the benefit that is provided by currently available therapies, including passive immunotherapies such as Rituxan.
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
     Ease of administration: The administration of MyVax can be accomplished during a 30-minute outpatient visit, which includes the immunizations followed by an observation period, with each injection taking less than a minute. In comparison, currently available passive immunotherapies such as Rituxan must be administered via a series of lengthy, intravenous infusions. Each infusion of a passive immunotherapy takes hours, requires patients to be monitored for infusion reactions on multiple occasions during the infusion and can result in serious complications for patients. The safety and ease of administration of MyVax compared to currently available passive immunotherapies such as Rituxan should reduce the medical intervention required on behalf of patients during and after treatment and subsequently reduce the associated cost of care for patients with B-cell NHL
     Ease of sample collection: The tumor samples used to produce MyVax are collected using standard medical procedures that are commonly used in the diagnosis and staging of cancer patients. Our manufacturing process is designed to require only a small number of tumor cells, which need not be living cells, in order to produce MyVax . The required tumor samples can be acquired by surgical or non-surgical means, can be frozen and are shipped to our central facility, eliminating the need for on-site processing.
     Efficient manufacturing: Our manufacturing process is designed to enable MyVax to be produced within a clinically relevant time-frame for B-cell NHL patient whose tumor expresses an idiotype protein, enabling an oncologist to schedule a patient’s therapy with a high degree of certainty. In addition, our manufacturing process is designed to enable the reliable production of patient-specific active immunotherapies utilizing a less labor-intensive process than is associated with rescue fusion, permitting us to produce MyVax at cost levels that can yield margins that are competitive with current cancer treatments.
Monoclonal Antibody Program
     We have also been developing a monoclonal antibody panel that we believe will potentially represent a novel, personalized approach for treating NHL. We have filed patent applications for the composition and therapeutic use of this panel. The monoclonal antibodies might reduce or eliminate the need for chemotherapy in the early treatment of NHL.

     Our monoclonal antibodies are directed against specific portions of proteins, or epitopes, in the variable regions of the B-cell receptor, or BCR. Our approach is based on the finding that even though each NHL patient’s B-cell tumor expresses a unique idiotypic surface immunoglobulin, those immunoglobulins nevertheless have characteristics that are shared across predictable patient subsets. We have developed a panel of monoclonal antibodies that bind to BCR proteins based on their particular genetic makeup. It is possible to classify NHL patients into subsets based on which variable region is used by their particular tumor. This classification allows for the production of monoclonal antibodies that are off-the-shelf, while still personalizing the treatment for each patient. Our monoclonal antibodies should leave the majority of the B-cell repertoire of a patient’s immune system intact since they target only the subpopulation of a patient’s B-cells that share the same variable region as the lymphoma.
     At the present time, we are seeking funding and pursuing strategic alternatives for our monoclonal antibody program, including potentially through a spin-off or sale to a separately funded entity. Stockholders should recognize that, to satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and pursue alternatives with respect to other aspects of our business, we may pursue strategic alternatives that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody or other assets of the Genitope as stockholders or otherwise.
Our Strategy
     We are evaluating our strategic alternatives with respect to all aspects of our business. We currently have capital resources that we believe to be sufficient to support our operations through approximately May 2008. We are unlikely to be able to raise sufficient funds to continue our existing operations beyond that time, particularly in light of our obligations under our lease agreements. Accordingly, we do not expect to resume the conduct of our current operations other than as a substantially restructured entity, whether as a result of bankruptcy proceedings or otherwise. At the present time, our strategy for the benefit of our creditors and stockholders is to take steps to preserve and support the future value, if any, of MyVax, to seek funding for our monoclonal antibody program, to conserve our current cash to the extent reasonably practicable and to generate cash, including potentially through the sale of assets. To conserve cash, we have implemented a plan for a substantial reduction of our workforce. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. In addition, we are pursuing strategic alternatives for our monoclonal antibody and MyVax programs, including potentially through a spin-off or sale to a separately funded entity or entities.
MyVax Clinical Development Program
     The following chart summarizes the results of our clinical trials of MyVax. As a result of our recent decision to suspend the development of MyVax, we are in the process of terminating all of the clinical trials listed in the chart below. We are evaluating whether it is possible to continue long-term follow-up of patients in the Phase 3 or other trials.

		Clinical	No. of
Indication	Trial No.	Phase	Patients	Status
Follicular B-cell NHL

• Patients in first remission following chemotherapy; 7 immunizations over 24 weeks	2000-03	Phase 3	287	Treatment phase completed

• Patients in first remission following chemotherapy; 5 immunizations over 24 weeks	9901	Phase 2	21	Treatment phase completed

• Patients in first remission following chemotherapy, administered with	2000-07	Phase 2	11	Treatment phase completed

		Clinical	No. of
Indication	Trial No.	Phase	Patients	Status
reduced amount of adjuvant; 5 immunizations over 24 weeks

• Sole initial therapy; 5 immunizations over 24 weeks, with patients demonstrating either a clinical or an immune response receiving 3 additional immunizations over 8 weeks	2000-04	Phase 2	16	Treatment phase completed

• Patients who relapsed following chemotherapy and were subsequently treated with Rituxan; 8 immunizations over 14 weeks	2002-09	Phase 2	57	Treatment phase completed

• Re-immunization of patients who participated in 2000-#04; 16 immunizations over 52 weeks	2005-10	Phase 2	Up to 16	Treatment phase was in process

• Patients who relapsed following chemotherapy and were subsequently treated with Rituxan; 24 immunizations over 92 weeks	2007-12	Phase 2	Up to 100	Treatment phase was in process

Diffuse Large B-cell NHL and Mantle Cell NHL

• Patients in first remission following chemotherapy	9902	Phase 2	27

• Schedule A: 5 immunizations over 24 weeks	9902-A	Phase 2	14	Treatment phase completed

• Schedule B: 8 immunizations over 18 weeks	9902-B	Phase 2	13	Treatment phase completed

Chronic Lymphocytic Leukemia

• Sole initial therapy; 16 immunizations over 52 weeks	2005-11	Phase 2	76	Treatment phase almost complete

*	measured from the end of chemotherapy.
Pivotal Phase 3 Follicular B-cell NHL Clinical Trial — the 2000-03 Trial
     In November 2000, based on positive interim Phase 2 clinical trial results, we initiated a pivotal, randomized, double-blind, placebo-controlled Phase 3 clinical trial, our 2000-03 trial, to assess the safety and efficacy of MyVax in treating patients with previously untreated follicular B-cell NHL, which represents approximately 32% of the cases of NHL in the United States. This Phase 3 clinical trial of MyVax included 287 patients and was conducted at 34 treatment centers in the United States and Canada. In this clinical trial, patients first received chemotherapy to reduce their tumor burden, followed by a rest period. Patients who maintained at least a partial response through the rest period were then randomized to receive either MyVax or a non-specific immunotherapy, which serves as the control for this trial.

     The following chart summarizes the treatment schedule of patients in the clinical trial.
(CHART)
Patients received seven immunizations over a 24-week period, which represented two more immunizations than were administered in our 9901 Phase 2 clinical trial described below. Physical evaluations of the patients were conducted monthly during the immunization period and every three to six months after completion of the course of immunizations. A CT scan occurred prior to the first immunization and every six months following the last immunization for the two years of follow-up to detect disease progression. CT scans were read by an independent, central radiology group, which was designed to ensure a consistent determination of patients’ responses to MyVax. The primary endpoint of the clinical trial was progression-free survival, which was the interval of time measured from enrollment during which a patient was alive with no evidence of disease progression. Enrollment occurred when the patient was assigned to receive either MyVax or the control substance. The clinical trial was designed to evaluate whether a statistically significant increase in progression-free-survival was observed in patients receiving MyVax compared to patients receiving the control substance. We completed the detailed follow-up period of the clinical trial in the fourth quarter of 2007. In December 2007, we obtained data from this Phase 3 clinical trial indicating that the trial did not meet its primary clinical endpoint in that there was no statistically significant difference in progression-free survival of patients receiving MyVax compared to patients receiving the control substance. However, an analysis of a pre-specified endpoint in the group of patients receiving MyVax showed a highly statistically significant difference in the progression-free survival between patients who mounted a positive immune response to the tumor-specific target and those who did not. We met with the FDA in March 2008 to discuss the potential for the filing of a BLA on the basis of the results of the pre-specified endpoint and other analyses of the Phase 3 clinical trial, notwithstanding the trial’s failure to meet its primary clinical endpoint. After a review of the data, the FDA communicated to us that, in light of the Phase 3 clinical trial’s failure to meet its primary endpoint, one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We have determined that it is not financially feasible at this time to pursue further Phase 3 clinical trials of MyVax prior to receipt of FDA approval. In March 2008, based on our meeting with representatives of the FDA, we suspended the development of MyVax, and currently, all activities related to the development of MyVax have ceased. We are evaluating our strategic alternatives with respect to all aspects of our business, including with respect to the MyVax program, and implementing steps to preserve the future value of MyVax, if any. In the future, if we determine that there is a path forward for MyVax, we will determine what steps to take to resume the development program for MyVax.
Supporting Phase 2 Follicular B-cell NHL Clinical Trial — the 9901 Trial
     In August 2001, we completed the treatment of 21 patients in a Phase 2 clinical trial, our 9901 trial, to evaluate the ability of patients to mount an immune response to MyVax and to examine its safety profile. The clinical trial involved patients with follicular B-cell NHL in first remission following a four-to-seven-month regimen of conventional chemotherapy. The clinical trial was conducted at Stanford and University of Nebraska Medical Center. The primary endpoint of the clinical trial was the generation of anti-idiotype immune response. Positive immune responses were observed. Patients who participated in this clinical trial continue to be monitored for disease progression and survival.
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
     The long-term follow-up data (median 5.8 years) from patients in our 9901 trial demonstrated a median time-to-disease progression of 37.7 months (measured from the end of chemotherapy). Published studies in similar follicular B-cell NHL patients treated with chemotherapy alone have shown a median time-to-disease progression of 15 months. Nine of the 21 patients in our trial remained progression-free as of their last clinical follow-up at 726 to 100 months post-chemotherapy (reported to us and collected from our database in the fourth quarter of 2007).

Additional Phase 2 Follicular B-cell NHL Clinical Trials — the 2000-07, 2000-04, 2002-09 and 2007-12 Trials
     We have completed the treatment phase of three additional Phase 2 clinical trials to study the use of MyVax in treating follicular B-cell NHL. One Phase 2 clinical trial, our 2000-07 trial, evaluated the use of a reduced amount of the GM-CSF administered with MyVax. Patients in this clinical trial were in first remission following chemotherapy after initial diagnosis. This clinical trial was conducted at the University of Nebraska Medical Center. The 11 patients in this clinical trial received five immunizations over 24 weeks between March 2001 and January 2002. The primary endpoint of the clinical trial was the generation of an anti-idiotype immune response using MyVax. Positive immune responses were observed. A median time-to-disease progression of 23.8 months has been reached in the patients in this clinical trial. Patients who participated in this clinical trial were monitored for disease progression and survival.
     A second Phase 2 clinical trial, our 2000-04 trial, evaluated the use of MyVax as the sole initial therapy for patients with follicular B-cell NHL. This clinical trial is being conducted at Stanford. A significant percentage of patients with follicular B-cell NHL do not clinically require immediate treatment upon diagnosis. As there is no curative treatment, many physicians elect to monitor this population of patients until their clinical symptoms require treatment. Patients in this clinical trial were initially administered five immunizations over 24 weeks. For those demonstrating an immune response or a clinical response, three additional immunizations were administered. The primary endpoint of the clinical trial was the generation of an anti-idiotype immune response using MyVax. Positive immune responses were observed. Patients who participated in this clinical trial were monitored for safety, disease progression and survival. As a result of our recent decision to suspend the development of MyVax, we intend to terminate this Phase 2 clinical trial.
     We initiated a Phase 2 clinical trial in March 2003, our 2002-09 trial, to treat 57 patients with follicular B-cell NHL who have relapsed following chemotherapy. This clinical trial is designed to evaluate the use of MyVax in patients treated with Rituxan after relapsing following chemotherapy. All 57 patients were immunized with MyVax following a course of treatment with Rituxan and are in the follow-up phase of the study. The primary endpoint of the clinical trial is time-to-disease progression. The clinical trial is also designed to evaluate whether an anti-idiotype immune response can be generated. As a result of our recent decision to suspend the development of MyVax, we intend to terminate this Phase 2 clinical trial.
     We initiated a Phase 2 clinical trial in May 2007, our 2007-12 trial, to evaluate the use of MyVax following primary treatment with Rituxan and chemotherapy for follicular B-cell NHL. The trial called for enrollment up to 100 patients in this multi-center, Phase 2, single-arm study at eight cancer centers across the United States. The primary endpoint of the clinical trial is immune response generation. As a result of our recent decision to suspend the development of MyVax, we intend to terminate this Phase 2 clinical trial.
Phase 2 Diffuse Large B-cell and Mantle Cell NHL Clinical Trial — the 9902 Trial
     We also have completed the treatment phase of a Phase 2 clinical trial, our 9902 trial, to treat patients initially diagnosed with diffuse large B-cell NHL or mantle cell NHL. This is the first clinical trial of an active idiotype immunotherapy in newly diagnosed diffuse large B-cell NHL or mantle cell NHL patients. Patients enrolled are in first remission following chemotherapy after initial diagnosis. The clinical trial is being conducted at Stanford, University of Nebraska Medical Center and Weill Medical College of Cornell University. We have enrolled 27 patients in first remission following chemotherapy. The primary endpoint of the clinical trial is the generation of an anti-idiotype immune response using MyVax. The trial was designed to monitor patients for safety, disease progression and survival. As a result of our recent decision to suspend the development of MyVax, we intend to terminate this Phase 2 clinical trial.
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
Additional Clinical Programs
     We believe active immunotherapy has the potential to be applied successfully to the treatment of other cancers. Like NHL, CLL is primarily a B-cell cancer. We believe CLL can potentially be treated with MyVax, and the same method of manufacturing would be used to produce active idiotype immunotherapies for CLL as is currently used for our follicular and other B-cell NHL patients. We initiated a Phase 2 clinical trial in February 2006 to evaluate MyVax for the initial treatment of CLL. This clinical trial is being conducted at eight sites across the United States. The protocol provides that patients in this Phase 2 clinical trial be administered 16 immunizations over 52 weeks. The primary endpoint of the Phase 2 clinical trial is whether or not an immune response can be generated. We have completed enrollment of 76 patients in this trial, and the immunization phase is almost complete. As a result of the recent decision to suspend the development of MyVax, we intend to terminate this Phase 2 clinical trial.
Manufacturing Process
     Our manufacturing process is divided into three phases: molecular biology, cell culture and production, as illustrated below.
(PICTURE)
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
     Other treatment approaches include radioimmunotherapy, which essentially combines a passive immunotherapy with a radio-labeled monoclonal antibody to improve tumor cell destruction. This approach is approved for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHL and is under clinical investigation for earlier use in low grade NHL. Bortezomib, a proteosome inhibitor manufactured and marketed by Millennium Pharmaceuticals is now approved for mantle cell NHL.
     In addition, there are several companies focusing on the development of active immunotherapies for the treatment of NHL, including Favrille, Inc. and Biovest International, Inc., a majority-owned subsidiary of Accentia, Inc. Favrille has completed enrollment of its Phase 3 clinical trial for patients with follicular NHL and has publicly disclosed that it expects to conduct data analysis in the third quarter of 2008, and Biovest has unblinded its Phase 3 clinical trial for patients with follicular NHL prior to its completion and intends to file for a conditional approval of its product candidate in the U.S. and Europe if the results are positive.
Intellectual Property
     We rely on the proprietary nature of our technology and production processes for the protection of MyVax and any other immunotherapies that we may develop. Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business. We hold two issued U.S. patents (and one allowed) related to our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. Unless extended, these patents expire in 2016. We also hold one issued U.S. patent relating to treating lymphoma with custom vaccines. Unless extended, this patent expires in 2018. Corresponding patents, although more constrained in scope due to rules not applicable in the United States, have been issued in Australia, Canada and South Africa, all of which expire in 2017. We have also filed additional U.S. and corresponding foreign patent applications relating to our Hi-GET gene amplification technology and expect to continue to file additional patent applications.
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
     The biotechnology and biopharmaceutical industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. While our active immunotherapies are in clinical trials and not being commercialized, we believe our current activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the

United States and Section 55.2(1) of the Canadian Patent Act, each of which covers activities related to developing information for submission to the FDA and its counterpart agency in Canada. As product candidates progress toward commercialization, the possibility of an infringement claim would increase. While we attempt to ensure that our active immunotherapies and the methods we employ to manufacture them do not infringe other parties’ patents and other proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights. In particular, we are aware of patents held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies, by British Technology Group PLC relating to expression of recombinant proteins in mammalian cells, by the Board of Trustees of the Leland Stanford Junior University relating to expression of recombinant antibodies and by Stratagene relating to generation of DNA that encodes antibodies.
     We believe that we have valid defenses to any assertion that MyVax, or any other similar antibody-based active immunotherapies that we may develop, or the methods that we employ to manufacture them, infringes the claims of the patent held jointly by Genentech, Inc. and City of Hope National Medical Center relating to expression of recombinant antibodies. We also believe that the patent may be invalid and/or unenforceable. The relevant patent was issued to Genentech, Inc. in 2001 in connection with the settlement of an interference proceeding in the U.S. Patent and Trademark Office between Genentech, Inc. and Celltech R&D Ltd. We believe other biotechnology companies are aware of and are considering the possible impact of this patent. Other companies have negotiated license agreements for this patent. We have not attempted to obtain such a license because we believe that properly construed claims do not cover activities related to the manufacture of MyVax. If we decide to attempt to obtain a license for this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all. We are aware of a complaint filed by Medimmune, Inc. against Genentech, Inc., City of Hope National Medical Center and Celltech in April 2003 in the U.S. District Court for the Central District of California seeking, among other things, judicial declarations that the patent is invalid and that the patent is unenforceable due to the patent applicants’ inequitable conduct before the U.S. Patent and Trademark Office and that the settlement agreement between Genentech and Celltech violates certain United States antitrust and unfair competition laws. In March and April 2004, the antitrust and patent elements of the case were dismissed. With respect to the latter, the court cited a recent decision by the Federal Circuit that controversies over patent validity, enforcement or infringement would not be recognized while license agreements protected the licensee from suit for infringement. MedImmune appealed the dismissals to the U.S. Supreme Court. A decision was published January 9, 2007, granting Medimmune standing in this matter, and remanding the complaint, for consideration of a declaratory judgment. On May 13, 2005, the U.S. Patent Office ordered a reexamination of the Genentech patent for issues of patentability relating to obviousness-type double patenting; and on January 23, 2006 a second reexamination was ordered for additional issues relating to obviousness-type double patenting. The reexamination proceedings were combined. On February 25, 2008, the U.S. Patent and Trademark Office issued a final Office action in its reexamination, rejecting the patentability of the claims of the patent. We cannot predict whether we would be successful in demonstrating that MyVax, or any other similar antibody-based active immunotherapies that we may develop, or the methods that we employ to manufacture them, does not infringe the claims of the patent held jointly by Genentech, Inc. and City of Hope National Medical Center or that the patent is invalid and/or unenforceable.
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
Government Regulation
Regulation of MyVax and Any Other Active Immunotherapies that We May Develop in the United States and Canada
     MyVax and any other immunotherapies that we may develop are subject to regulatory approval prior to commercialization. At the present time, we believe that MyVax and any other immunotherapies that we may develop will be regulated in the United States by the FDA as biologics.
     An IND for MyVax was submitted to the FDA in April 1999. We received approval from the FDA to begin clinical trials with a Phase 2 clinical trial in May 1999. A pre-Phase 3 clinical trial meeting was held with the FDA in August 2000. Our pivotal Phase 3 clinical trial for the treatment of follicular B-cell NHL began in November 2000. An IND application was submitted in Canada in December 2000. Our pivotal Phase 3 clinical trial conducted in the United States and Canada was completed in the fourth quarter of 2007. In December 2007, we obtained data indicating that our Phase 3 clinical trial did not meet its primary endpoint in that there was no statistically significant difference in progression-free survival of patients receiving MyVax compared to patients receiving the control substance. However, an analysis of a pre-specified endpoint in the group of patients receiving MyVax showed a highly statistically significant difference in progression-free survival between patients who mounted a positive immune response to the tumor-specific target and those who did not. We met with the FDA in March 2008 to discuss the potential for the filing of a BLA on the basis of the positive results of the pre-specified endpoint and other analyses of the Phase 3 clinical trial. After a review of the data, the FDA communicated to us at the meeting that, in light of the Phase 3 clinical trial’s failure to meet its primary endpoint, one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We determined that it is not financially feasible at this time to pursue further Phase 3 clinical trials of MyVax prior to receipt of FDA approval. In March 2008, based on our meeting with representatives of the FDA, we suspended the development of MyVax. We are evaluating our strategic alternatives with respect to the MyVax program and implementing steps to preserve the future value, if any, of MyVax. In the future, if we determine that there is a path forward for MyVax, we will determine what regulatory steps to take to resume the development program for MyVax.
     We have not started the regulatory approval process in any jurisdiction other than the United States and Canada, and we are unable to estimate when, if ever, we will commence the regulatory approval process in any other foreign jurisdiction. In general, we would have to complete an approval process similar to the U.S. approval process in foreign markets before we could commercialize any product candidate in those countries. The approval procedure and the time required for approval vary from country to country and can involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. Regulatory approval of product prices is required in most countries other than the United States. The prices approved for our products may be too low to generate an acceptable return to us. In addition, before any product candidates can obtain marketing approval, a pre-approval inspection is required by the FDA of the manufacturing facility to determine if it complies with cGMP requirements. Our manufacturing facility would also be subject to licensing requirements of the California Department of Health Services. We are unlikely to continue operations in our current facility and, if operations continue, we anticipate relocating to alternative space. We may be required to license a new facility if and when we move our manufacturing activities to new leased space.
Product Regulation
     Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record keeping, advertising, promotion, export and marketing, among other things, of drugs, medical devices and biological materials. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. The steps required before a novel biologic may be approved for marketing in the United States generally include:

•	preclinical laboratory tests and preclinical studies in animals;

•	the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission to the FDA of a BLA; and

•	FDA review and approval of the BLA, including a pre-approval inspection of the manufacturing facility and FDA inspection of clinical study sites by the FDA.
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
     The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval for the marketing of the product. The FDA may refuse to accept the BLA for review or deny approval of the application if applicable regulatory criteria are not satisfied, or if additional testing or information is required. Post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required, and the FDA may limit further marketing of the product based on the results of post-market testing. FDA approval of any application may include many delays or never be granted. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. Among the conditions for approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to cGMP requirements. These requirements must be followed at all times in the manufacture of the approved product. In complying with these requirements, manufacturers must continue to expend time, monies and effort in the area of production and quality y to ensure full compliance. Failure to comply may subject us to fines and civil penalties, suspension or delay in product approval, seizure or recall of the product, or product approval withdrawal.
     New products that are being developed for the treatment of serious or life-threatening diseases where the product would provide therapeutic advantage over the existing treatment may be considered for accelerated approval by the FDA. In these cases, approval can be based on a surrogate endpoint, which means an endpoint that is indicative of the desired clinical benefit, but able to be observed and measured earlier. Accelerated approval is granted subject to the requirements that the sponsor of products carry out clinical trials post-approval to verify the desired clinical benefit. Failure to conduct the required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may lead the FDA to withdraw the drug from the market on an expedited basis.
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
Employees
     As of December 31, 2007, we had 206 employees, including 176 in research and development (including 18 in medical affairs, 44 in manufacturing, 13 in facilities, 36 in quality control and assurance, 54 in process and technical development and 11 in regulatory affairs), four in strategic marketing, and 26 in general and administrative positions. Twenty-four of our employees have Ph.D.s and three employees have an M.D.s. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.
     On March 14, 2008, we provided a notice to 165 employees under the WARN Act that we plan to conduct a “mass layoff” at our facility in Fremont and that their employment is expected to end on May 13, 2008. We have also provided WARN notices to six of our nine executive officers, not including Dan W. Denney, Jr., our Chief Executive Officer, John Vuko, our Chief Financial Officer, and Laura Woodhead, our Vice President, Legal Affairs, that their employment is expected to end on May 26, 2008. We intend to also provide WARN notices on approximately March 31, 2008 to Mr. Vuko and Ms. Woodhead that their employment is expected to end 60 days following the date that notice is provided. As a result of our reductions in force, we expect that approximately 20 employees will remain as employees of Genitope as of the end of May 2008, and that these employees will primarily be those involved in the development of our monoclonal antibody panel.
Research and Development
     Since our inception, we have made substantial investments in research and development. The total research and development costs associated with and incurred primarily for the development of MyVax for the treatment of B-cell NHL were approximately $51.2 million, $40.2 million and $25.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. From inception through December 31, 2007, the total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $192.3 million.

Executive Officers of the Registrant
     The following table sets forth, as of February 29, 2008, information about our executive and other officers.

Name	Age	Position Held
Dan W. Denney, Jr., Ph.D.	54	Chairman, Chief Executive Officer and Director
John M. Vuko	57	Vice President of Finance and Chief Financial Officer
Michael J. Buckley, Ph.D.	47	Vice President, Manufacturing
Thomas DeZao	50	Vice President, Strategic Marketing and Sales
Claude Miller	57	Vice President, Regulatory Affairs and Quality
H. David Miller	61	Vice President, Information Technology
Mary Ellen Rybak, M.D.	58	Vice President, Medical Affairs and Chief Medical Officer
Thomas Theriault, Ph.D.	45	Vice President, Research and Development
Laura Randall Woodhead	40	Vice President, Legal Affairs and Secretary
     Dan W. Denney Jr., Ph.D., is our founder and has served as our Chief Executive Officer since November 1999 and Chairman of the Board since August 1996. Dr. Denney did his postdoctoral research in the Chemistry Department at Stanford University, where he was a Merck Fellow. Dr. Denney then served as a Visiting Scholar at the University of Alberta in Canada prior to founding Genitope. Dr. Denney holds a B.A. from Vanderbilt University and a Ph.D. in Microbiology and Immunology from Stanford University School of Medicine.
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
     Michael J. Buckley, Ph.D., has served as our Vice President, Manufacturing since January 2005. Dr. Buckley joined us after serving as Vice President of Bexxar Operations at Corixa Corporation, a biopharmaceutical company, from January 2003 to December 2004. Dr. Buckley joined Coulter Pharmaceutical, Inc., a biopharmaceutical company, in 1996, which was later acquired by Corixa, where he served in positions of increasing responsibility, including as Sr. Director of Product Development from January 1999 to December 2002. Dr. Buckley holds a B.A. from the College of Wooster and a Ph.D. in Immunology from the University of Medicine and Dentistry of New Jersey.
     Thomas DeZao has served as our Vice President, Strategic Marketing and Sales since February 2002. From August 1999 to January 2002, Mr. DeZao was Vice President of Marketing and Medical Affairs at Corixa Corporation, a biopharmaceutical company, and Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation, where he was responsible for all aspects of the marketing plan for Bexxar, a radio-labeled monoclonal antibody developed to treat non-Hodgkin’s lymphoma. From July 1998 to June 1999, Mr. DeZao was the Vice President of Marketing and Sales for Asta Medica, a biopharmaceutical company, where he developed commercialization plans for an emerging U.S. oncology business. From October 1987 to March 1998, Mr. DeZao held a number of management positions for Chiron Corporation, a global pharmaceutical company, both in oncology marketing and sales. Mr. DeZao holds a B.A. in Political Science from Montclair State University.
     Claude Miller has served as our Vice President, Quality since February 2004 and as our Vice President of Regulatory Affairs since December 2006. From September 2000 to November 2003, Mr. Miller held a number of key management positions at Alpha Therapeutic Corporation, a plasma fractionation biologics company, starting as Vice President of Regulatory and Quality before being elevated to the position of President and Chief Operating Officer in March 2002. From November 2003 to February 2004, Mr. Miller served as an outside consultant to Alpha Therapeutic Corporation, a biopharmaceutical company. From April 1997 to September 2000, Mr. Miller was Senior Director of Operations at SangStat Medical Corporation, a transplant company. Prior to joining SangStat, Mr. Miller held a number of positions in Quality and Compliance at Somatix, Collagen Corporation and LifeScan Inc. Mr. Miller received his B.S. and M.S. in Molecular Biology/Microbiology from California State University, Long Beach.
     H. David Miller has served as our Vice President, Information Technology since April 2005. Prior to joining us, Mr. Miller served as Vice President of Information Technology at Abgenix, Inc., a biopharmaceutical company, from September 2001 to April 2005. Before joining Abgenix, Mr. Miller served as Director of Information Technology at Somnus Medical Technologies, a medical device company, from January 2000 to September 2001. From August 1995 to July 1999, Mr. Miller served as Director of Information Technology at Heartport Inc., a medical device company. Mr. Miller received an A.B. in Economics from Stanford University and an M.B.A. from Stanford Graduate School of Business.

     Mary Ellen Rybak, M.D., has served as our Chief Medical Officer and Vice President, Medical Affairs since May 2006. Prior to joining us, Dr. Rybak was a vice president of oncology from November 1999 to April 2006 at Johnson & Johnson Pharmaceutical Research and Development, a developer and manufacturer of pharmaceuticals (Johnson & Johnson PRD). Prior to joining Johnson & Johnson PRD, Dr. Rybak held various research and management positions at Schering Plough Research Institute (Union, New Jersey), and a number of academic and administrative positions at University of Massachusetts Medical School. Dr. Rybak earned her doctor of medicine degree from Harvard Medical School and conducted her internship, residency and fellowship at the Brigham and Women’s Hospital in Boston, Massachusetts.
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
Risks Related to Our Business
In light of our suspension of development of our MyVax program, we are taking steps to preserve the value of our assets, and we are unlikely to be able to raise sufficient funds to continue our existing operations as currently structured.
     In December 2007, we obtained data from our pivotal Phase 3 clinical trial of MyVax indicating that the trial did not meet its primary clinical endpoint. In March 2008, the FDA advised us that one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We have determined that it is not financially feasible at this time to pursue further Phase 3 clinical trials of MyVax prior to receipt of FDA approval. As a result, we have suspended the development of MyVax, and we are evaluating our strategic alternatives with respect to all aspects of our business. We currently have capital resources that we believe to be sufficient to support our operations through approximately May 2008. We are unlikely to be able to raise sufficient funds to continue our existing operations beyond that time, particularly in light of our obligations under our lease agreements. Accordingly, we do not expect to resume the conduct of our current operations other than as a substantially restructured entity, whether as a result of bankruptcy proceedings or otherwise. At the present time, our strategy for the benefit of our creditors and stockholders is to take steps to preserve and support the future value, if any, of MyVax, to seek funding for our monoclonal antibody program, to conserve our current cash to the extent reasonably practicable and to generate cash, including potentially through the sale of assets. To conserve cash, as discussed below, we have implemented a plan for a substantial reduction of our workforce. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. In addition, we are pursuing strategic alternatives for our monoclonal antibody and MyVax programs, including potentially through a spin-off or sale to a separately funded entity or entities. Stockholders should recognize that, to satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and preserve the value of our MyVax program, we may pursue strategic alternatives that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody or MyVax programs or other assets of the Genitope as stockholders or otherwise.
We have been substantially dependent on the success of our one product candidate, MyVax, and we recently suspended the development of MyVax.
      We have expended most of our time, money and effort in the development of one primary product candidate, MyVax, and we have been substantially dependent upon its success. We recently completed our pivotal Phase 3 clinical trial examining the use of MyVax in previously untreated follicular B-cell NHL. In December 2007, we obtained data from our Phase 3 clinical trial of MyVax indicating that the trial did not meet its primary clinical endpoint in that there was no statistically significant difference in the progression-free survival of patients receiving MyVax compared to patients receiving the control substance. Between December 2007 and March 2008, we discussed our clinical data with, and provided information to, the FDA with a view towards the potential filing of a BLA on the basis of the results of a pre-specified endpoint and other analyses of the Phase 3 clinical trial, notwithstanding the trial's failure to meet its primary clinical endpoint. After a review of the data, the FDA communicated to us in a meeting in March 2008 that, in light of the Phase 3 clinical trial's failure to meet its primary endpoint, one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We have determined that it is not financially feasible at this time to pursue further Phase 3 clinical trials of MyVax prior to receipt of FDA approval. As a result, in March 2008, we suspended the development of MyVax. We are evaluating our alternatives with respect to our MyVax program and implementing steps to preserve the future value, if any, of MyVax. Our strategic alternatives could potentially include a spin-off or sale of our MyVax program to a separately funded entity in which the stockholders of Genitope have little or no continuing interest, as stockholders or otherwise. It is highly likely that we will never receive regulatory approval for or commercialize MyVax, and we may not be able to realize any value for MyVax.
We are unlikely to be able to raise sufficient funds to continue our current operations, and there is substantial doubt about our ability to continue as a going concern.
      We currently have capital resources that we believe to be sufficient to support our operations through approximately May 2008. We are unlikely to be able to raise sufficient additional capital to continue our existing operations beyond that time, particularly in light of our obligations under our lease agreements. The failure of our Phase 3 clinical trial to meet its primary clinical endpoint and our recent decision to suspend the development of MyVax have significantly depressed our stock price and severely impaired our ability to raise additional funds. We are currently evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern.

If we become unable to continue as a going concern, we would have to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. In addition, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. The report of our independent registered public accounting firm on the accompanying financial statements contains an explanatory paragraph regarding going-concern uncertainty.
     Management has considered whether, under FAS 144, any events or circumstances had occurred prior to December 31, 2007 that would indicate an impairment of our long-lived assets, particularly in light of the announcement in December 2007 with respect to the results of our Phase 3 clinical trial of MyVax. After completing its evaluation and considering all external and internal information available as of the impairment analysis, management concluded that, as of December 31, 2007, the carrying amount of the long-lived assets were recoverable and therefore no impairment existed. However, we will continue to evaluate the possible impairment of assets as required under FAS 144 as it relates to our financial statements for the quarter ending March 31, 2008 and succeeding quarters. In light of the FDA’s March 2008 communication to us that one or more Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review, we anticipate that our financial statements may reflect a charge for an impairment of assets at the end of that period.
We may need to seek to protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.
      We have not generated any revenues to date, and we have incurred losses in each year since our inception in 1996. We currently have capital resources that we believe to be sufficient to support our operations through approximately May 2008. We are unlikely to be able to raise sufficient capital to continue our existing operations beyond that time, particularly in light of our obligations under our lease agreements, and we are currently evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors, including our landlord, or if we are unable to obtain financing to support continued satisfaction of our lease and other debt obligations, we would likely be in default under our lease and credit agreements and would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets, In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.
If we are unable to reach an acceptable settlement with the landlord of our leased facilities, or obtain financing to support continued satisfaction of our lease obligations, we would likely default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws.
      In May 2005, we entered into lease agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings in Fremont, California for our manufacturing facility and corporate headquarters. There are currently 12.7 years remaining on the lease, with a total rental obligation of $101.0 million as of February 29, 2008. We are in the process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under the lease agreements outside the protection of federal bankruptcy laws. Depending upon the outcome of our discussions with the landlord and our ability to raise the necessary financing to allow the development of the monoclonal antibody panel to continue and to preserve the value of MyVax, we intend to look for additional space to lease on a short-term basis. If our discussions regarding settlement are ultimately unsuccessful or if we are unable to obtain financing to support continued satisfaction of our lease obligations, we would likely be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets.
Raising additional funds by issuing securities or through collaboration and licensing arrangements would cause dilution to existing stockholders or require us to relinquish rights to our technologies, MyVax or our monoclonal antibody program.
      It is highly uncertain whether additional funding will be available on acceptable terms, or at all. Our strategic alternatives could include a spin off or sale of our programs to a separately funded entity or entities in which the stockholders of Genitope have little or no continuing interest as stockholders or otherwise. Alternatively, to the extent that we raise additional funds by issuing equity securities, our stockholders would likely experience substantial dilution, and debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would restrict our business activities. To the extent that we raise additional funds through collaboration and licensing arrangements, it will be necessary to relinquish some rights to our technologies, our monoclonal antibody panel and/or MyVax, or grant licenses on terms that are not favorable to us.

Our efforts to discover, develop and commercialize our monoclonal antibody panel are at an early stage of testing and are subject to a high risk of failure, and, depending on the strategic alternative that we pursue, if any, stockholders of Genitope may ultimately have little or no continuing interest in the monoclonal antibody program.
     The process of successfully developing product candidates is very time-consuming, expensive and unpredictable. We have recently begun to focus our efforts toward the development of our monoclonal antibody panel. To date, we have only conducted pre-clinical tests on our monoclonal antibody panel. It is unlikely that an IND would be filed before 2009. When and whether we will be able to file the IND will be largely dependent upon our ability to fund, through strategic alternatives or otherwise, the continued development of the monoclonal antibody panel. In addition, even if we are successful in raising the funds to file an IND and initiate clinical trials, we do not know whether our clinical trials will result in regulatory approval or marketable products. Typically, there is a high rate of attrition for product candidates in clinical trials. We do not anticipate that our monoclonal antibody panel would reach the market for many years, if at all. Moreover, stockholders should recognize that, to satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and preserve the value of our MyVax program, we may pursue strategic alternatives, including potentially a spin-off or sale of the program, that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody program or other assets of the Genitope as stockholders or otherwise.
We have incurred significant operating losses since inception and, if our operations continue, we anticipate that we would continue to incur substantial losses and negative cash flow from operations for the foreseeable future.
     We are a development-stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for MyVax personalized immunotherapy. We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We have incurred losses in each year since our inception in 1996. Net losses were approximately $65.6 million in 2007, approximately $48.9 million in 2006 and approximately $30.4 million in 2005. As of December 31, 2007, we had an accumulated deficit of approximately $259.8 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We have suspended the development of MyVax, we are evaluating strategic alternatives to support the development of our monoclonal antibody panel and preserve of the value, if any, of the MyVax program. Our monoclonal antibody panel is early in its development and we expect that we would incur substantial operating losses for at least the next several years in order to continue its development. We also have substantial cash obligations related to our lease agreements that constitute a significant portion of our operating expenses. As a result, if our operations continue, we expect that we would continue to incur significant and increasing operating losses for the foreseeable future.
As a result of our planned reductions in force, we will be operating with a severe shortage of personnel and may not be able to conduct even limited operations. If we fail to retain key scientific personnel, we may be unable to successfully develop our monoclonal antibody panel or any other product candidates.
     The competition for qualified personnel in the biotechnology field is intense and we must retain and motivate highly qualified scientific personnel. We are highly dependent upon our scientific staff, particularly those employees who are involved in the development of our monoclonal antibody panel, including Dan W. Denney, Jr., Ph.D., our founder, Chairman and Chief Executive Officer. The loss of services of any of these key scientific employees, including Dr. Denney, could delay or prevent the development of the monoclonal antibody panel. Currently, we do not have employment agreements with any employees. As of December 31, 2007, Dr. Denney owned 1,266,933 shares of our common stock that were not subject to any vesting and options to purchase 979,167 shares of our common stock, of which approximately 522,915 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.
     On March 14, 2008, we provided a notice to 165 employees under the WARN Act that we plan to conduct a “mass layoff” at our facility in Fremont and that their employment is expected to end on May 13, 2008. We have also provided WARN notices to six of our nine executive officers, not including Dan W. Denney, Jr., our Chief Executive Officer, John Vuko, our Chief Financial Officer, and Laura Woodhead, our Vice President, Legal Affairs, that their employment is expected to end on May 26, 2008. We intend to also provide WARN notices on approximately March 31, 2008 to Mr. Vuko and Ms. Woodhead that their employment is expected to end 60 days following the date that notice is provided. As a result of our reductions in force, we expect that approximately 20 employees will remain as employees of Genitope as of the end of May 2008, and that these employees will primarily be those involved in the development of our monoclonal antibody panel. Accordingly, we will be operating with a severe shortage of resources and may not be able to conduct even limited operations. In March 2008, we retained Development Specialists, Inc., a provider of management and consulting services, as a consultant to, among other potential services, assist in and oversee the wind down of our business in such a fashion as to preserve a potential restart to operations, to provide the services of one of its employees to serve as one of our officers, as necessary, and to assist in our negotiations with creditors, including our landlord, and other stakeholders.
If we are unable to maintain our Nasdaq Global Market listing, the liquidity of our common stock would be seriously limited.
     On February 7, 2008, we received a staff deficiency letter from the Nasdaq Stock Market indicating that, for the preceding 30 consecutive days, the bid price for our common stock trading on the Nasdaq Global Market had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. In accordance with Nasdaq requirements, we have 180 calendar days, or until August 5, 2008, to regain compliance. To reestablish compliance, our minimum closing bid price must be more than $1.00 per share for at least 10 consecutive business days. If we do not regain compliance by August 5, 2008, Nasdaq will likely commence delisting proceedings against us. Additionally, on March 6, 2008, we received a staff deficiency letter from the Nasdaq Stock Market indicating that, as a result of the resignation of a member of the Audit Committee of our Board of Directors, we were no longer in compliance with Nasdaq’s audit committee requirements that each listed issuer have an audit committee composed of at least three independent directors. In accordance with Nasdaq marketplace rules, Nasdaq has provided the company with a cure period in order to regain compliance. The cure period will continue (1) until the earlier of our next annual stockholders’ meeting or February 26, 2009, or (2) if the next annual stockholders’ meeting is held before August 25, 2008, until August 25, 2008. If we do not regain compliance by the earlier of these dates, Nasdaq will likely commence delisting proceedings. Unless we appeal the delisting determination and are successful in that appeal, we may be delisted from the Nasdaq Global Market. We have not yet determined what action, if any, we will take in response to the notice from Nasdaq. It is likely, however, that we will not be able to satisfy Nasdaq’s conditions for continued listing, and there can be no assurance that we will appeal any delisting proceedings that are initiated, that any potential appeal or hearing for a stay of delisting will be successful if proceedings are commenced, that our common stock will remain listed on the Nasdaq Global Market or that our common stock will be able to be listed and traded on another market. If our common stock is delisted, it could seriously limit the liquidity of our common stock and would impair our ability to raise capital through the sale of our common stock, which could seriously harm our business, especially at a time when we may need to raise substantial additional capital to fund the development of the monoclonal antibody panel and preserve the value of our MyVax program.
     Delisting from Nasdaq would also result in negative publicity and would also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.
     If our common stock is delisted by Nasdaq the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their Genitope common stock or obtain accurate quotations as to the market value of our common stock. If we are delisted from the Nasdaq Global Market and we are not able to transfer the listing of our common stock to the Nasdaq Capital Market, our common stock likely will become a “penny stock.” In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the Nasdaq Stock Market and that has a market price of less than $5.00 per share, subject to certain exceptions. If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors. For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.
     If our common stock were subject to the rules on penny stocks, the market liquidity for our common stock could be severely and adversely affected. Accordingly, the ability of holders of our common stock to sell their shares in the secondary market may also be adversely affected.

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.
     We need to obtain and maintain patent protection and trade secret protection of our monoclonal antibody panel, MyVax or any other immunotherapies that we may develop, and the methods we employ to manufacture them, as well as successfully defending these patents against third-party challenges.
     As of December 31, 2007, we held two U.S. patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. Unless extended, these patents expire in 2016. We also held one issued U.S. patent relating to treating lymphoma with custom vaccines. Unless extended, this patent expires in 2018. In December 2005, we filed patent applications for the composition and therapeutic use of our monoclonal antibody panel.
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
     The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•	we might not have been the first to make the inventions covered by each of our issued patents and pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	our issued patents may not provide a basis for viable active immunotherapies or other product candidates, or may not provide us with any competitive advantages or may be challenged by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents or other proprietary rights of others may have an adverse effect on our business.
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
     Our ability to commercialize any immunotherapies or other product candidates that we may develop depends upon our ability to develop, manufacture, market and sell our product candidates that we may develop, without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of immunotherapy and gene expression. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that product candidates that we may develop may infringe. There could also be existing patents of which we are not aware that product candidates that we may develop may infringe.
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
If our competitors are better able to develop and market products that are more effective than the immunotherapies that we may develop, our commercial opportunity will be reduced or eliminated.
     We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Various products are currently marketed for the treatment of NHL, and a number of companies are developing new treatments. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any immunotherapies that we may develop. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.
We are subject to extensive regulation, which can be costly and time consuming and could subject us to unanticipated delays or prevent us from obtaining regulatory approvals for any product candidates that we may develop.
     Both before and after approval, if any, any product candidates that we may develop, as well as clinical trials and manufacturing activities, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Obtaining FDA approval involves the submission of the results of preclinical studies and clinical trials of our product candidates, if any, among other information. We may not be able to obtain FDA approval, and, even if we are able to do so, the process of obtaining this approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. The FDA can delay, limit or deny approval for many reasons, including the following:
•	the FDA may not find that a particular product candidate is sufficiently safe or effective;

•	FDA officials may interpret data from preclinical testing and clinical trials differently than we do; and

•	the FDA may not find our manufacturing processes or facilities satisfactory.
     Any delay in obtaining, or inability to obtain, FDA approval would prevent us from commercializing any product candidates that we may develop.

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
Other Risks
Our stock price has been and may continue to be very volatile, and your investment in our stock could decline in value.
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this Annual Report, may have a significant impact on the market price of our common stock:
•	announcements related to filings for bankruptcy or restructuring;

•	announcements regarding our ability or inability to obtain necessary funding;

•	announcements regarding our status as a company listed on Nasdaq;

•	announcements regarding the nature of any strategic alternative that we pursue;

•	announcements of technological innovations or new products by us or our competitors;

•	the success of our research efforts and clinical trials;

•	regulatory developments in the United States and foreign countries;

•	any intellectual property infringement lawsuit involving us;

•	announcements concerning our competitors, or the biotechnology or biopharmaceutical industries in general;

•	actual or anticipated fluctuations in our operating results;

•	any issuances of additional equity or debt by us;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
     In addition, these fluctuations may be exaggerated for us if the trading volume of our common stock is low. Our common stock may experience similar or even more dramatic price and volume fluctuations which may continue indefinitely.
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
     As of March 21, 2008, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 53.5% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.

ITEM 2. PROPERTIES.
     In May 2005, we entered into two agreements (the “Lease Agreements”) to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters. The term of each of the leases is 15.5 years, terminating in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property, expiring on August 31, 2008. Simultaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the approximately 220,000 square foot, two-building campus. The construction build-out began in the fourth quarter of 2005 and was completed in two phases in the second half of 2006. We currently have capital resources that we believe to be sufficient to fund our operations through approximately May 2008, and accordingly, we are in process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under the lease agreements outside the protection of federal bankruptcy laws. Depending upon the outcome of our discussions with the landlord and our ability to raise the necessary financing to allow the development of the monoclonal antibody panel to continue and to preserve the value, if any, of MyVax, we intend to look for alternative space to lease on a short-term basis. If our discussions regarding settlement are ultimately unsuccessful or if we are unable to obtain financing to support continued satisfaction of our lease obligations, we would likely be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws.
ITEM 3. LEGAL PROCEEDINGS.
     We are not currently involved in any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.
     Our common stock has traded on the Nasdaq Global Market (or its predecessor) under the symbol “GTOP” since October 30, 2003. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq Global Market:

	Common Stock
	2007		2006
	High	Low	High	Low
Fourth Quarter	$4.75	$0.72	$3.76	$2.94
Third Quarter	4.48	3.40	6.81	2.33
Second Quarter	4.62	3.34	8.87	6.09
First Quarter	4.15	3.14	9.70	8.06
Holders
     As of March 21, 2008, there were approximately 208 holders of record of our common stock.
Dividends
     Since inception, we have not paid dividends on our common stock. We currently do not plan to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.
     The selected financial data set forth below are derived from our financial statements. The statements of operations data for the years ended December 31, 2007, 2006 and 2005, and the balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited financial statements not included in this Annual Report Form 10-K. The historical results are not indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the accompanying notes to the financial statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statements of Operations Data:
Operating expenses:
Research and development(1)	$51,165	$40,241	$25,867	$22,571	$19,678
Sales and marketing(1)	2,377	2,740	2,704	1,793	1,591
General and administrative(1)	$8,792	$8,627	4,938	3,356	2,937

Total operating expenses	$62,334	$51,608	33,509	27,720	24,206

Loss from operations	(62,334)	(51,608)	(33,509)	(27,720)	(24,206)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	—	(3,509)
Interest expense	(5,158)	(1,164)	(26)	(4)	(2,845)
Interest and other income, net	$1,845	$3,860	3,111	698	97

Net loss	(65,647)	(48,912)	(30,424)	(27,026)	(30,463)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	—	(18,407)

Net loss attributable to common stockholders	$(65,647)	$(48,912)	$(30,424)	$(27,026)	$(48,870)

Basic and diluted net loss per share attributable to common stockholders	$(1.63)	$(1.39)	$(1.08)	$(1.31)	$(11.86)

Shares used in computing basic and diluted net loss attributable to common stockholders	40,243	35,081	28,271	20,683	4,122

(1)	Includes non-cash stock-based compensation of the following:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Research and development	$1,710	$2,072	$76	$627	$1,046
Sales and marketing	224	262	57	143	176
General and administrative	2,768	2,835	151	210	679

Total	$4,702	$5,169	$284	$980	$1,901

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$26,933	$51,682	$42,358	$116,509	$29,790
Working capital	20,718	42,967	31,932	113,989	26,590
Restricted cash and marketable securities	1,000	9,579	38,762	—	—
Total assets	120,608	160,423	115,395	119,865	32,352
Current portion of credit line	2,009	1,662	—	—	—
Non-current portion of credit line	2,016	3,609	—	—	—
Non-current lease financing liability, including accrued interest	44,360	41,941	15,787	—	—
Deficit accumulated during development stage	(259,772)	(194,125)	(145,213)	(114,789)	(87,763)
Total stockholders’ equity	66,115	102,846	86,948	116,196	28,742

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Form 10-K (including the disclosures under “Item 1A. Risk Factors).
Overview
     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Until we recently suspended its development, our lead product candidate was MyVax personalized immunotherapy, or MyVax. We have also been developing a panel of monoclonal antibodies that we believe potentially represents an additional novel, personalized approach for treating NHL. The monoclonal antibodies might reduce or eliminate the need for chemotherapy in the early treatment of NHL. As of December 31, 2007, we had cash, cash equivalents and marketable securities of $27.9 million, including $1.0 million that is restricted as to its use.
     In December 2007, we obtained data indicating that our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL did not meet its primary clinical endpoint. Although the December 2007 analysis of the primary endpoint indicated that there was no statistically significant difference in progression-free survival of patients receiving MyVax compared to patients receiving the control substance, an analysis of a pre-specified endpoint in the group of patients receiving MyVax showed a highly statistically significant difference in the progression-free survival between patients who mounted a positive immune response to the tumor-specific target and those who did not. As a result, we sought a meeting with the FDA to determine the potential for the filing of a BLA on the basis of the analysis of this pre-specified endpoint, other analyses of the Phase 3 clinical trial and other information, notwithstanding the trial’s failure to meet its primary clinical endpoint. The FDA agreed to hold this meeting with us in early 2008. Between December 2007 and March 2008, we engaged in active discussions of our clinical data with, and provided additional information to, the FDA with a view toward the potential filing of a BLA. Taking into account our view of the positive implications of the data from the Phase 3 clinical trial and the perspective of an FDA consultant engaged by us, our management and board of directors viewed the FDA’s review of data from a number of perspectives and active engagement with us to be encouraging, leading management and the Board to believe that there was a significant possibility of a favorable outcome from our March 2008 meeting with the FDA. Accordingly, during this time, our board of directors and management continued to focus on the potential path to filing of a BLA and possible eventual commercialization of MyVax as early as 2009, and there were no reductions in the level of business activities with respect to MyVax prior to our early March 2008 meeting with the FDA.
     Based on these facts, management considered whether, under FAS 144, any events or circumstances had occurred prior to December 31, 2007 that would indicate an impairment of our long-lived assets, particularly in light of the announcement in December 2007. After completing its evaluation and considering all external and internal information available as of the impairment analysis, management concluded that, as of December 31, 2007, the carrying amount of the long-lived assets were recoverable and therefore no impairment existed.
     On March 6, 2008, after a review of the data and other information that we had provided, the FDA communicated to us at a meeting held that day, in light of the Phase 3 clinical trial’s failure to meet its primary endpoint, one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We concluded at that point that, because it was not financially feasible for us to conduct additional Phase 3 clinical trials, we would need to suspend the development of MyVax. We are currently evaluating our strategic alternatives with respect to all aspects of our business, including with respect to MyVax. However, we have not committed to take or made any decisions with respect to any permanent discontinuation of any program or disposal of any significant assets. We will continue to evaluate the possible impairment of assets as required under FAS 144 as it relates to our financial statements for the quarter ending March 31, 2008 and succeeding quarters. In light of the FDA’s March 2008 communication to us, we anticipate that our financial statements may reflect a charge for an impairment of assets during the first quarter of 2008.
     We currently have capital resources that we believe to be sufficient to support our operations through approximately May 2008. We are unlikely to be able to raise sufficient funds to continue our existing operations beyond that time, particularly in light of our obligations under our lease agreements described below. Accordingly, we do not expect to resume the conduct of our current operations other than as a substantially restructured entity, whether as a result of bankruptcy proceedings or otherwise. At the present time, our strategy for the benefit of our creditors and stockholders is to take steps to preserve and support the future value, if any, of MyVax, to seek funding for our monoclonal antibody program, to conserve our current cash to the extent reasonably practicable and to generate cash, including potentially through the sale of assets. To conserve cash, as discussed below, we have implemented a plan for a substantial reduction of our workforce. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. In addition, we are pursuing strategic alternatives for our monoclonal antibody and MyVax programs, including potentially through a spin-off or sale to a separately funded entity or entities. Stockholders should recognize that, to satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and preserve the value of our MyVax program, we may pursue strategic alternatives that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody or MyVax programs or other assets of the Genitope as stockholders or otherwise.
     The failure of our Phase 3 clinical trial to meet its primary clinical and our recent decision to suspend the development of MyVax have significantly depressed our stock price and impaired our ability to raise additional funds. We are evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may need to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. However, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. As a result of our March 2008 communication from the FDA, we anticipate that our financial statements for the period ending March 31, 2008 may reflect a charge related to impairmaent of our assets. In addition, the report of our independent registered public accounting firm on the accompanying financial statements included in this Annual Report on Form 10-K contains an explanatory paragraph regarding going concern uncertainty.
     On March 14, 2008, we provided a notice to 165 employees under the WARN Act that we plan to conduct a “mass layoff” at our facility in Fremont and that their employment is expected to end on May 13, 2008. We have also provided WARN notices to six of our nine executive officers, not including Dan W. Denney, Jr., our Chief Executive Officer, John Vuko, our Chief Financial Officer, and Laura Woodhead, our Vice President, Legal Affairs, that their employment is expected to end on May 26, 2008. We intend to also provide WARN notices on approximately March 31, 2008 to Mr. Vuko and Ms. Woodhead that their employment is expected to end 60 days following the date that notice is provided. As a result of our reductions in force, we expect that approximately 20 employees will remain as employees of Genitope as of the end of May 2008, and that these employees will primarily be those involved in the development of our monoclonal antibody panel. In March 2008, we retained Development Specialists, Inc., a provider of management and consulting services, as a consultant to, among other potential services, assist in and oversee the wind down of our business in such a fashion as to preserve a potential restart to operations, to provide the services of one of its employees to serve as one of our officers, as necessary, and to assist in our negotiations with creditors, including our landlord, and other stakeholders.
     In May 2005, we entered into lease agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings in Fremont, California for our manufacturing facility and corporate headquarters. There are currently 12.7 years remaining on the lease, with a total rental obligation of $101.0 million as of February 29, 2008. We are in the process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under the lease agreements outside the protection of federal bankruptcy laws. Depending upon the outcome of our discussions with the landlord and our ability to raise the necessary financing to allow the development of the monoclonal antibody panel to continue and to preserve the value of MyVax, we intend to look for alternative space to lease on a short-term basis. If our discussions regarding settlement are ultimately unsuccessful or if we are unable to obtain financing to support continued satisfaction of our lease obligations, we would likely be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we need to liquidate our assets, we might realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including our landlord, before any funds would be available to stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development-stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2007, we had an accumulated deficit of $259.8 million.
     The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $51.2 million, $40.2 million and $25.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. From inception through December 31, 2007, the total research and development costs associated with and incurred for the development of MyVax for the treatment of follicular B-cell NHL were approximately $192.3 million.
     A discussion of the risks and uncertainties applicable to us and an investment in our common stock is set forth in the risk factors entitled “In light of our suspension of development of our MyVax program, we are taking steps to preserve the value of our assets, and we are unlikely to be able to raise sufficient funds to continue our existing operations as currently structured,” “We have been substantially dependent on the success of our one product candidate, MyVax, and recently suspended the development of MyVax,” “We are unlikely to be able to raise sufficient funds to continue our current operations and there is substantial doubt about our ability to continue as a going concern,” “If we are unable to reach an acceptable settlement with the landlord of our leased facilities, or obtain financing to support continued satisfaction of our lease obligations, we would likely default under the lease agreements,” “We may need to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares,” “Raising additional funds by issuing securities or through collaboration and licensing arrangements would cause dilution to existing stockholders or require us to relinquish rights to our technologies, MyVax or our monoclonal antibody program,” “Our efforts to discover, develop and commercialize our monoclonal antibody panel are at an early state of testing and are subject to a high risk of failure, and, depending on the strategic alternative that we pursue, if any, stockholders of Genitope may ultimately have little or no continuing interest in the monoclonal antibody program,” “We have incurred significant operating losses since inception and, if our operations continue, we anticipate that we would continue to incur substantial losses and negative cash flow from operations for the foreseeable future,” and “As a result of our planned reductions in force, we will be operating with a severe shortage of personnel and may not be able to conduct even limited operations. If we fail to retain key scientific personnel, we may be unable to successfully develop our monoclonal antibody panel or any other product candidates,” as well as other risk factors.

Critical Accounting Policies and Significant Estimates
     The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.
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
     We account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 10 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock based compensation expense.
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
     We estimate the expected term of stock-based compensation using the simplified method in accordance with Staff Accounting Bulletin No. 110, “Share Based Payments”, due to the fact that our historical exercise data has fluctuated greatly and we do not have sufficient historical information to provide a reasonable basis upon which to estimate expected term. We estimate volatility of our common stock by using stock price history to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
     With regard to the determination of forfeiture rates, our limited historical information reveals wide fluctuations in forfeiture rates with no clear pattern. We determined that an estimated forfeiture rate of fifteen percent is sufficient to conservatively exclude future forfeitures in the determination of option fair value, as this rate was at the lower end of the range of forfeiture rates observed. In the future, we will continue to monitor actual forfeiture experience and will periodically update forfeiture estimates based on actual experience.
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
     The guidance in SFAS 123R and SAB 110 is relatively new and the application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. Any such change may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. The use of a particular option valuation model may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Note 10 for further information regarding the SFAS 123R disclosures.
Recent Accounting Pronouncements
     On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At the adoption date and as of December 30, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or results of operations were required.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2008. However, in February 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 will not have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us beginning on January 1, 2008. The adoption of SFAS 159 will not have a material impact on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The adoption of SFAS 141R and SFAS 160 should have no material impact on our current financial statements; however, these new standards could significantly impact the accounting for any future acquisitions we might consummate.

     In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), which permits the continued use of the simplified method to estimate the expected term of share-based payment awards in certain circumstances (use of the simplified method was initially permitted under SAB 107 for grants issued up to December 31, 2007). We plan to continue using the simplified method prescribed by SAB 110 to estimate the expected term of share-based award grants after December 31, 2007.
Results of Operations
     Research and development expenses

	Year Ended
	December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(In millions, except percentages)
Staffing related	$19.0	$18.1	$12.7	5%	43%
Clinical trial and manufacturing material costs	11.2	8.2	6.5	37%	26%
Amortization of deferred stock-based compensation	1.7	2.1	0.1	(19)%	2000%
Facilities and other costs	19.3	11.8	6.6	64%	79%

Total research and development expenses	$51.2	$40.2	$25.9	27%	55%
     Research and development expenses represented approximately 82%, 78% and 77% of our total operating expenses for the years ended December 31, 2007, 2006 and 2005, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and costs related to the development of our manufacturing process.
     The increase in research and development expenses for 2007 as compared to 2006 was due partially to $3.0 million of additional outside clinical trial costs and clinical trial materials costs. In addition, an increase in other research and development costs of approximately $7.5 million consisted primarily of a $5.0 million increase in depreciation expense, a $1.3 million increase in property tax, and a $1.0 million increase in utility costs — all related to our new facilities located in Fremont, California. The increase in other costs also included a licensing fee payment of $0.5 million. Research and development costs were also higher due to higher staffing costs of approximately $0.9 million related to the hiring of process sciences, research and manufacturing personnel during 2007.
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
     Since we have suspended the development of MyVax and substantially reduced our workforce, we expect our research and development expenditures to decrease significantly during 2008 and subsequent years. We are seeking funding and evaluating strategic alternatives with respect to all aspects of our business, including our monoclonal antibody program. Many factors can affect the cost of the development of our monoclonal antibody panel, including the timing of the results of our preclinical tests and the timing of the filing of an IND. The development of our products is subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of further development, if any, of our product candidates.
     Sales and marketing expenses

	Year Ended
	December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(In millions, except percentages)
Staffing related	$0.8	$1.1	$1.1	(27)%	0%
Product advocacy costs	0.5	0.6	1.0	(17)%	(40)%

	Year Ended
	December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(In millions, except percentages)
Amortization of deferred stock-based compensation	0.2	0.3	0.1	(33)%	200%
Facilities and other costs	0.9	0.7	0.5	29%	40%

Total sales and marketing expenses	$2.4	$2.7	$2.7	(11)%	0%
     Sales and marketing expenses primarily consist of personnel costs and outside marketing activities related to product support and awareness.
     Sales and marketing expenses were slightly lower in 2007 than 2006 due to lower staffing and product advocacy costs totaling approximately $0.4 million, offset somewhat by higher allocated facilities’ costs of $0.2 million.
     Sales and marketing expenses were generally the same in 2006 as in 2005, as higher allocated facilities’ costs and the impact of SFAS 123R related to recording of stock option expense were offset by a $0.4 million decline in product advocacy costs.
     Since we have suspended the development of MyVax and substantially reduced our workforce, we expect sales and marketing spending to decrease in 2008 and subsequent years.
     General and administrative expenses

	Year Ended
	December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(In millions, except percentages)
Staffing related	$2.7	$2.7	$2.3	0%	17%
Legal, professional fees and insurance	2.4	2.0	1.5	20%	33%
Amortization of deferred stock-based compensation	2.8	2.8	0.2	0%	1300%
Facilities and other costs	0.9	1.1	0.9	(18)%	22%

Total general and administrative expenses	$8.8	$8.6	$4.9	2%	76%
     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.
     General and administrative expenses increased somewhat in 2007 as compared to 2006, due to increased costs of $0.4 million for insurance and legal services.
     General and administrative expenses increased in 2006 as compared to 2005, due to the recording of $2.6 million of stock option expense as a result of our adoption of SFAS 123R, additional administrative expenses of approximately $0.9 million related to higher payroll-related costs, legal and professional fees and corporate insurance costs required to support the organizational growth of the company, and $0.2 million of higher allocated facilities’ costs.
     Since we have suspended the development of MyVax and substantially reduced our workforce, we expect our general and administrative expenses to decrease substantially in 2008 and subsequent years.
     Interest Expense

	Year Ended
	December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(In thousands, except percentages)
Interest expense	$5,158	$1,164	$26	343%	4377%
     The increase in interest expense in 2007 over 2006 was primarily due to interest of $4,649,000 recorded related to the amortization of the lease financing obligation recorded under EITF 97-10 for 2007 (an increase of $3,561,000). The increase in 2006 over 2005 was primarily due to interest of $1,088,000 recorded for the amortization of the lease financing obligation recorded under EITF 97-10 in 2006.

     Interest and Other Income, Net

	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(In millions, except percentages)
Interest and other income, net	$1.8	$3.9	$3.1	(54)%	24%
     The decrease in interest and other income, net, in 2007 as compared to 2006 was due to lower interest income received on lower average cash and investment balances during 2007. The increase in interest and other income, net, in 2006 as compared to 2005 was due to interest received on higher average cash balances as a result of proceeds received from our public offering in February 2006, as well as higher interest rates during 2006.
Liquidity and Capital Resources

	As of December 31,
	2007	2006	2005
	(In millions)
Cash, cash equivalents and marketable securities (inclusive of $1.0 million and $9.6 million on December 31, 2007 and December 31, 2006 respectively, which is restricted as to its use)	$27.9	$61.3	$81.1

	Year Ended December 31,
	2007	2006	2005
Cash flows:
Net cash used in operating activities	$(51.0)	$(43.8)	$(29.3)

Net cash provided by (used in) investing activities	$17.7	$(20.9)	$(31.0)

Net cash provided by financing activities	$26.2	$82.5	$0.9

     As of December 31, 2007, we had cash, cash equivalents and marketable securities of $27.9 million, including $1.0 million, that is restricted as to its use, compared to $61.3 million as of December 31, 2006 and $81.1 million as of December 31, 2005. We have a $1.0 million certificate of deposit that serves as collateral for two letters of credit related to the lease of our facilities. The certificate of deposit has been classified as “Restricted cash and marketable securities” on our balance sheet.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and as of December 31, 2007, we had an accumulated deficit of approximately $259.8 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Also, our accumulated deficit includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. As of December 31, 2007, we had amortized and expensed non-cash stock-based compensation of approximately $14.9 million.
     Net cash used in operating activities was $51.0 million, $43.8 million and $29.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increased use of cash in operations for 2007 compared to 2006 was primarily due to $11.7 million of research and development activities associated with MyVax for the treatment of B-cell NHL (excluding the $5.0 million of increased depreciation charges, which are non-cash), offset significantly by a favorable cash flow impact of $4.5 million due to the change in accounts payable and other accruals (excluding the impact of the change in accruals and accounts payable related to capital spending), as well as a decrease in pre-paid accounts and other assets.
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

     The net cash change due to investing activities was $17.7 million provided, $20.9 million used and $31.0 million used for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash provided by sales and maturities of marketable securities (net of purchases of marketable securities) was $17.2 million in 2007. The net decrease in marketable securities was primarily used to fund operations in 2007. In addition, $8.6 million of cash and marketable securities were reclassified from restricted to unrestricted, in connection with the completion of our new manufacturing facility and corporate headquarters. Cash payments for capital expenditures decreased by approximately $50.8 million in 2007 as compared to 2006 because the Fremont facility was completed in the fourth quarter of 2006. In the future, net cash provided by or used in investing activities may fluctuate from period to period due to timing of payments for capital expenditures and maturities/sales and purchases of our marketable securities.
     Net cash provided by sales and maturities of marketable securities (net of purchases of marketable securities) was $8.8 million in 2006. The net decrease in marketable securities was primarily used to fund capital expenditures and operations in 2006. In addition, $29.2 million of cash and marketable securities were reclassified from restricted to unrestricted, in connection with the progress made on the build-out of our new manufacturing facility and corporate headquarters. Cash payments for capital expenditures increased by approximately $53.1 million in 2006 as compared to 2005. Purchases in 2006 consisted primarily of payments related to pre-construction, construction and design activities for our new manufacturing facility and corporate headquarters. The facility was completed in the fourth quarter of 2006.
     Net cash used to purchase marketable securities (net of sales and maturities of marketable securities) was $24.2 million in 2005. The net increase in marketable securities was primarily due to our investing of the proceeds of our December 2004 private placement, offset in part by usage to fund operations in 2005. The net purchase of $24.2 million included $38.8 million of cash and marketable securities that were purchased as restricted, in connection with to the build-out of our new manufacturing facility and corporate headquarters. Capital purchases in 2005 consisted primarily of payments related to pre-construction, construction and design activities for our new manufacturing facility and corporate headquarters. Cash used in investing activities during 2005 also included a $1.0 million cash security deposit paid to the landlord of our new facility.
     Net cash provided by financing activities was $26.2 million, $82.5 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2007, we completed the sale, in a registered underwritten public offering pursuant to our effective shelf registration statement, of 6,010,279 shares of our common stock at a public offering price of $3.85 per share for net proceeds of $21.6 million. We also completed the sale of 500,000 shares of our common stock at a public offering price of $4.05 per share under the shelf registration statement for net proceeds of $2.0 million. During the year ended December 31, 2007, we also received proceeds of approximately $0.5 million from a third borrowing against a line of credit from the General Electric Capital Corporation (“GECC”) for the purchase of computer, laboratory and manufacturing equipment. Cash used in financing activities during 2007 included approximately $1.8 million for repayment of our borrowing related to the GECC line of credit. We also received approximately $0.6 million in proceeds from the issuance of common stock under our stock option and employee stock purchase plans.
     During the year ended December 31, 2006, we completed the sale, in a registered underwritten public offering pursuant to our effective shelf registration statement, of 7,360,000 shares of our common stock at a public offering price of $8.50 per share for aggregate gross proceeds of $62.6 million. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $58.5 million. During the year ended December 31, 2006, we also received proceeds of approximately $5.5 million from borrowings against a line of credit from GECC for the purchase of computer, laboratory and manufacturing equipment. Cash used in financing activities during 2006 included a $1.4 million cash security deposit paid to GECC related to the line of credit obtained in the fourth quarter. We also received approximately $0.9 million in proceeds from the issuance of common stock under our stock option and employee stock purchase plans. This was partially offset by approximately $0.2 million for repayment of our borrowing related to the GECC line of credit.
     During the year ended December 31, 2005, we received approximately $1.1 million in proceeds from the issuance of common stock under our stock option and employee stock purchase plans. This was partially offset by approximately $0.2 million in payments of stock offering costs relating to our private placement of common stock completed in December 2004.

     As of December 31, 2007, we had contractual and other debt obligations as follows (in thousands):

	Payments Due by Period
		Less Than	1 - 3	4 - 5	Beyond
	Total	1 Year	Years	Years	5 Years
Contractual obligations:
Non-cancelable lease financing obligations, including interest, related to new building lease agreements	$102,046	$6,585	$13,770	$14,608	$67,083
Credit line payment obligations	4,025	2,009	2,016	—	—

Total contractual obligations	$106,071	$8,594	$15,786	$14,608	$67,083

     In May 2005, we entered into two Lease Agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters (the “Lease Agreements”). The term of each of the leases is 15.5 years and each lease will terminate in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property that expires on August 31, 2008.
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
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of December 31, 2007, we had no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters, as the build-out and payment of construction costs by us had been completed. During the year ended December 31, 2007, the collateralized assets related to the Construction Letters of Credit have therefore decreased from $8.6 million to zero.
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
     We were responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF 97-10, are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which, including the capitalized interest, was recorded at a fixed asset gross book value of $21.1 million as of December 31, 2007. The related liability is recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord increase the lease financing liability, and the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells decrease the lease financing liability. During the year ended December 31, 2007, however, the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells did not decrease the lease financing liability because the current rent payments to the landlord have resulted in our currently being in a period of negative amortization. During the year ended December 31, 2007, the lease financing liability increased by a total of $2.6 million, due to $3.1 million from landlord reimbursements partially offset by a $0.5 million net decrease in accounts receivable from the landlord recorded as of December 31, 2007 with respect to the year ended December 31, 2006. Build-out costs paid by us have been capitalized consistent with our standard policy.

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
     The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit were issued pursuant to the terms and conditions of the Reimbursement Agreement and will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in our bank account and recorded as restricted cash (see Note 3).
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
     As of February 29, 2008, there was a total rental obligation of $101.0 million remaining under our lease agreements. We are in the process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under the lease agreements outside the protection of federal bankruptcy laws. Depending upon the outcome of our discussions with the landlord and our ability to raise the necessary financing to allow the development of the monoclonal antibody panel to continue and to preserve the value of MyVax, we intend to look for alternative space to lease on a short-term basis. If our discussions regarding settlement are ultimately unsuccessful or if we are unable to obtain financing to support continued satisfaction of our lease obligations, we would likely be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we need to liquidate our assets, we might realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including our landlord, before any funds would be available to stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.
     On October 31, 2006, we entered into a loan and security agreement (the “Master Security Agreement”) with GECC, under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment in an amount up to a maximum of $6.7 million, to be financed through March 31, 2007. We have agreed to provide 25% of the funded loan amount as a cash security deposit. As of December 31, 2007, $2.0 million has been recorded as the current portion due under the credit line and $2.0 million has been recorded as the non-current portion due under the credit line. Approximately $5.5 million was borrowed in two draws against the line of credit during the fourth quarter of 2006 and approximately $0.5 million was borrowed in one draw against the line of credit during the first quarter of 2007 to finance the purchase of additional equipment for the build-out of our new manufacturing facility in Fremont, California. Approximately $4.0 million was outstanding against the line of credit as of December 31, 2007. These borrowings are secured by the equipment purchased and repaid over 36 months. The draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw. The promissory note for the first borrowing on October 31, 2006 is repayable over 36 months and bears a fixed interest rate of 10.00% per annum; the promissory note for the second borrowing on December 22, 2006 is repayable over 36 months and bears a fixed interest rate of 9.88% per annum; and the promissory note for the third borrowing on March 26, 2007 is repayable over 36 months and bears a fixed interest rate of 9.80% per annum.
     We believe that our current cash resources will provide us with sufficient financial resources to support our operations through approximately May 2008. At the present time, our strategy for the benefit of our creditors and stockholders is to take steps to preserve and support the future value, if any, of MyVax, to seek funding for our monoclonal antibody program, to conserve our current cash to the extent reasonably practicable and to generate cash, including potentially through the sale of assets. To conserve cash, we have implemented a plan for a substantial reduction of our workforce. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. In addition, we are pursuing strategic alternatives for our monoclonal antibody and MyVax programs, including potentially through a spin-off or sale to a separately funded entity or entities. Stockholders should recognize that, to satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and preserve the value of our MyVax program, we may pursue strategic alternatives that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody or MyVax programs or other assets of the Genitope as stockholders or otherwise.
     We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may need to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. However, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. In addition, the report of our independent registered public accounting firm on the accompanying financial statements contains an explanatory paragraph regarding going concern uncertainty.
     In December 2007, we obtained data indicating that our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL did not meet its primary clinical endpoint. Although the December 2007 analysis of the primary endpoint indicated that there was no statistically significant difference in progression-free survival of patients receiving MyVax compared to patients receiving the control substance, an analysis of a pre-specified endpoint in the group of patients receiving MyVax showed a highly statistically significant difference in the progression-free survival between patients who mounted a positive immune response to the tumor-specific target and those who did not. As a result, we sought a meeting with the FDA to determine the potential for the filing of a BLA on the basis of the analysis of this pre-specified endpoint, other analyses of the Phase 3 clinical trial and other information, notwithstanding the trial’s failure to meet its primary clinical endpoint. The FDA agreed to hold this meeting with us in early 2008. Between December 2007 and March 2008, we engaged in active discussions of our clinical data with, and provided additional information to, the FDA with a view toward the potential filing of a BLA. Taking into account our view of the positive implications of the data from the Phase 3 clinical trial and the perspective of an FDA consultant engaged by us, our management and board of directors viewed the FDA’s review of data from a number of perspectives and active engagement with us to be encouraging, leading management and the Board to believe that there was a significant possibility of a favorable outcome from our March 2008 meeting with the FDA. Accordingly, during this time, our board of directors and management continued to focus on the potential path to filing of a BLA and possible eventual commercialization of MyVax as early as 2009, and there were no reductions in the level of business activities with respect to MyVax prior to our early March 2008 meeting with the FDA.
     Based on these facts, management considered whether, under FAS 144, any events or circumstances had occurred prior to December 31, 2007 that would indicate an impairment of our long-lived assets, particularly in light of the announcement in December 2007. After completing its evaluation and considering all external and internal information available as of the impairment analysis, management concluded that, as of December 31, 2007, the carrying amount of the long-lived assets were recoverable and therefore no impairment existed.
     On March 6, 2008, after a review of the data and other information that we had provided, the FDA communicated to us at a meeting held that day, in light of the Phase 3 clinical trial’s failure to meet its primary endpoint, one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We concluded at that point that, because it was not financially feasible for us to conduct additional Phase 3 clinical trials, we would need to suspend the development of MyVax. We are currently evaluating our strategic alternatives with respect to all aspects of our business, including with respect to MyVax. However, we have not committed to take or made any decisions with respect to any permanent discontinuation of any program or disposal of any significant assets. We will continue to evaluate the possible impairment of assets as required under FAS 144 as it relates to our financial statements for the quarter ending March 31, 2008 and succeeding quarters. In light of the FDA’s March 2008 communication to us, we anticipate that our financial statements may reflect a charge for an impairment of assets during the first quarter of 2008.

     In light of our recent decision to suspend the development of MyVax and the fact that the development of our monoclonal antibody panel is in the very early stages of its development, we cannot predict if we will ever realize any product revenue. It is highly uncertain whether additional funding will be available on acceptable terms, or at all. Our strategic alternatives could include a spin off or sale of our programs to a separately funded entity or entities in which the stockholders of Genitope have little or no continuing interest as stockholders or otherwise. Alternatively, to the extent that we raise additional funds by issuing equity securities, our stockholders would likely experience substantial dilution, and debt financing, if available, may require that we pledge our assets, including our intellectual property, or involve restrictive covenants that would restrict our business activities. To the extent that we raise additional funds through collaboration and licensing arrangements, it will be necessary to relinquish some rights to our technologies, our monoclonal antibody panel and/or MyVax, or grant licenses on terms that are not favorable to us.
Off-Balance Sheet Arrangements
     As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
     As of December 31, 2007, cash, cash equivalents and marketable securities were approximately $27.9 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2007, the decline in fair value of our portfolio would be immaterial.
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
Fremont, California
     We have audited the accompanying balance sheets of Genitope Corporation (a development stage enterprise) (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from August 15, 1996 (date of inception) to December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. The Company’s financial statements for the period August 15, 1996 (date of inception) through December 31, 2005 were audited by other auditors whose report, dated March 30, 2006, expressed an unqualified opinion on those statements. The financial statements for the period August 15, 1996 (date of inception) through December 31, 2005 reflect a total net loss of $145,213,000. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and, with respect to the financial statements, the report of other auditors provide a reasonable basis for our opinions.
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
     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Genitope Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and for the period from August 15, 1996 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 13 to the financial statements, the Company has suspended the development of its initial product candidate made substantial reductions in its workforce, and lacks sufficient funds to develop its secondary product candidate or to meet the Company’s obligations to its creditors during 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Notes 1 and 10, the company changed its method of accounting for share-based payment arrangements in 2006 to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
/s/ Deloitte & Touche LLP
San Francisco, California
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM (TO BE REPLACED)
To the Board of Directors and Stockholders
of Genitope Corporation
(a development stage enterprise)
     In our opinion, the statements of operations and of cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Genitope Corporation for the year ended December 31, 2005, and cumulatively, for the period from August 15, 1996 (date of inception) to December 31, 2005 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 30, 2006

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,517	$18,540
Marketable securities	15,416	33,142
Miscellaneous receivables	625	1,149
Prepaid expenses and other current assets	1,277	2,163

Total current assets	28,835	54,994
Restricted cash and marketable securities	1,000	9,579
Property and equipment, net	89,012	93,479
Other assets	1,761	2,371

Total assets	$120,608	$160,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,096	$5,551
Accrued and other current liabilities	3,822	4,814
Current portion of lease financing liability	190	—
Current portion of credit line	2,009	1,662

Total current liabilities	8,117	12,027
Non-current portion of lease financing liability	44,360	41,941
Non-current portion of credit line	2,016	3,609

Total liabilities	54,493	57,577

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 65,000,000 shares authorized; Issued and outstanding: 42,760,154 shares at December 31, 2007 and 36,052,685 shares at December 31, 2006	43	36
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	325,844	296,962
Deferred stock-based compensation	—	(19)
Accumulated other comprehensive loss	—	(8)
Deficit accumulated during the development stage	(259,772)	(194,125)

Total stockholders’ equity	66,115	102,846

Total liabilities and stockholders’ equity	$120,608	$160,423
The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

				Cumulative
				Period from
				August 15, 1996
				(date of inception)
	Year Ended December 31,			to December 31,
	2007	2006	2005	2007
	(In thousands, except per share data)
Operating expenses:
Research and development	$51,165	$40,241	$25,867	$192,339
Sales and marketing	2,377	2,740	2,704	12,544
General and administrative	8,792	8,627	4,938	34,941

Total operating expenses	62,334	51,608	33,509	239,824

Loss from operations	(62,334)	(51,608)	(33,509)	(239,824)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	—	(3,509)
Interest expense	(5,158)	(1,164)	(26)	(9,330)
Interest and other income, net	1,845	3,860	3,111	11,298

Net loss	(65,647)	(48,912)	(30,424)	(241,365)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	—	(18,407)

Net loss attributable to common stockholders	$(65,647)	$(48,912)	$(30,424)	$(259,772)
Basic and diluted net loss per share attributable to common stockholders	$(1.63)	$(1.39)	$(1.08)
Shares used in computing basic and diluted net loss attributable to common stockholders	40,243	35,081	28,271
The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 15, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 2007

							Deficit
				Notes		Accumulated	Accumulated
			Additional	Receivable	Deferred	Other	During the	Total
	Common Stock		Paid-in	from	Stock-Based	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except per share data)
Issuance of common stock at $0.001 per share to founders for cash & technology	1,259	$1	$3	$—	$—	$—	$—	$4
Issuance of common stock at $0.15 per share in exchange for cash and services	9	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	—	(76)	(76)

Balance at December 31, 1996	1,268	1	4	—	—	—	(76)	(71)
Issuance of common stock at $0.15 per share in exchange for cash and services	30	—	4	—	—	—	—	4
Issuance of common stock at $0.15 per share in exchange for cash upon exercise of stock options	10	—	2		—			2
Net loss	—	—	—	—	—	—	(980)	(980)

Balances at December 31, 1997	1,308	1	10	—	—	—	(1,056)	(1,045)
Net loss	—	—	—	—	—	—	(1,596)	(1,596)

Balances at December 31, 1998	1,308	1	10	—	—	—	(2,652)	(2,641)
Net issuance and repurchase of common stock to a director as part of a stock issuance agreement at $0.60 per share	62	—	37	(37)	—	—	—	—
Issuance of common stock at $0.45 per share in exchange for cash upon exercise of stock options	2	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	—	(2,752)	(2,752)

Balances at December 31, 1999	1,372	1	48	(37)	—	—	(5,404)	(5,392)
Issuance of common stock at a price of $0.15 to $0.60 per share in exchange for cash upon exercise of stock options	10	—	2	—	—	—	—	2
Proceeds from promissory note	—	—	—	37	—	—	—	37
Issuance of stock options to nonemployees in exchange for services	—	—	20	—	—	—	—	20
Issuance of common stock to nonemployees in exchange for services	8	—	9	—	—	—	—	9
Issuance of warrants to purchase shares of convertible preferred stock in exchange for services	—	—	144	—	—	—	—	144
Net loss	—	—	—	—	—	—	(3,845)	(3,845)

Balances at December 31, 2000	1,390	1	223	—	—	—	(9,249)	(9,025)
Issuance of common stock at a price of $0.15 to $0.60 per share in exchange for cash and notes upon exercise of stock options	365	1	323	(48)	—	—	—	276
Repurchase of unvested common stock	(3)	—	(3)	—	—	—	—	(3)
Deferred stock-based compensation	—	—	1,036		(1,036)	—		—
Amortization of stock-based compensation	—	—	110	—	328	—		438
Net loss	—		—	—	—		(9,780)	(9,780)

Balances at December 31, 2001	1,752	2	1,689	(48)	(708)	—	(19,029)	(18,094)
Issuance of common stock at a price of $0.60 to $1.20 per share in exchange for cash and notes upon exercise of stock options	171	—	202	(12)	—	—	—	190
Repurchase of unvested common stock	(10)	—	(11)	—	—	—	—	(11)
Deferred stock-based compensation	—	—	1,607	—	(1,607)	—	—	—
Amortization of stock-based compensation	—	—	122	—	1,243	—	—	1,365
Net loss	—	—	—	—	—	—	(19,864)	(19,864)

Balances at December 31, 2002	1,913	2	3,609	(60)	(1,072)	—	(38,893)	(36,414)
Conversion of preferred stock to common stock	10,638	11	53,559	—	—	—	—	53,570
Issuance of common stock at $9.00 per share related to initial public offering, net of issuance costs	4,180	4	33,731	—	—	—	—	33,735
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	18,407	—	—	—	(18,407)	—
Discount on convertible notes relating to warrants and beneficial conversion of preferred stock		—	4,280	—	—	—	—	4,280
Warrant to purchase convertible preferred stock issued to guarantor of the lines of credit	—	—	1,933	—	—	—	—	1,933
Issuance of common stock at a price of $1.20 to $1.80 per share in exchange for cash upon exercise of stock options	99	—	179	—	—	—	—	179
Issuance of common stock to non-employees in exchange for services	6	—	29	—	—	—	—	29
Repurchase of unvested common stock	(16)	—	(20)	—	—	—	—	(20)
Proceeds from repayment of promissory note	—	—	—	12	—	—	—	12
Deferred stock-based compensation	—	—	3,408	—	(3,408)	—	—	—
Amortization of stock-based compensation	—	—	208	—	1,693	—	—	1,901
Net loss	—	—	—	—	—	—	(30,463)	(30,463)

Balances at December 31, 2003	16,820	17	119,323	(48)	(2,787)	—	(87,763)	28,742
Issuance of common stock at a price of $1.20 to $11.64 per share in exchange for cash upon exercise of stock options	89	—	170	—	—	—	—	170
Issuance of common stock at $8.50 per share related to follow-on offering, net of issuance costs	7,014	7	55,711	—	—	—	—	55,718
Issuance of common stock at $14.25 per share related to private placement, net of issuance costs	4,250	4	57,266	—	—	—	—	57,270
Issuance of common stock related to ESPP	57	—	437	—	—	—	—	437
Proceeds from repayment of stockholder note	—	—	—	48	—	—	—	48
Repurchase of unvested common stock	(39)	—	(49)	—	—	—	—	(49)
Deferred stock-based compensation	—	—	(1,074)	—	1,074	—	—	—
Amortization of stock-based compensation	—	—	—	—	980	—	—	980
Components of other comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	—	—	(27,026)	(27,026)

Comprehensive loss								(27,120)

Balances at December 31, 2004	28,191	28	231,784	—	(733)	(94)	(114,789)	116,196
Issuance of common stock at a price of $1.20 to $11.64 per share in exchange for cash upon exercise of stock options	148	—	358	—	—	—	—	358

							Deficit
				Notes		Accumulated	Accumulated
			Additional	Receivable	Deferred	Other	During the	Total
	Common Stock		Paid-in	from	Stock-Based	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Stage	Equity (Deficit)
	(In thousands, except per share data)
Issuance costs related to common stock offerings	—	—	(13)	—	—	—	—	(13)
Issuance of common stock related to ESPP	117	—	778	—	—	—	—	778
Repurchase of unvested common stock	(2)	—	(4)	—		—	—	(4)
Deferred stock-based compensation	—	—	(283)	—	283	—	—	—
Amortization of stock-based compensation	—	—	—	—	284	—	—	284
Components of other comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	—	—	(227)	—	(227)
Net loss	—	—	—	—	—	—	(30,424)	(30,424)

Comprehensive loss								(30,651)

Balances at December 31, 2005	28,454	$28	$232,620	$—	$(166)	$(321)	$(145,213)	$86,948
Issuance of common stock at a price of $1.80 to $4.50 per share in exchange for cash upon exercise of stock options	46		108					108
Issuance of common stock at $8.50 per share from public offering, net of issuance costs	7,360	8	58,442					58,450
Issuance of common stock related to ESPP	193		771					771
Deferred stock-based compensation			(162)		162			—
Amortization of stock- based compensation					(15)			(15)
FAS 123 R Stock-based compensation	—	—	5,183	—		—	—	5,183
Components of other comprehensive loss:
Change in unrealized loss on marketable securities						313		313
Net loss							(48,912)	(48,912)

Comprehensive loss								(48,599)

Balances at December 31, 2006	36,053	$36	$296,962	$—	$(19)	$(8)	$(194,125)	$102,846
Issuance of common stock at a price of $1.20 to $2.70 per share in exchange for cash upon exercise of stock options	21		43					43
Issuance of common stock from public offerings, net of issuance costs	6,510	7	23,587					23,594
Issuance of common stock related to ESPP	176		570					570
Deferred stock-based compensation			(44)		44			—
Amortization of stock- based compensation					(25)			(25)
FAS 123 R Stock-based compensation	—	—	4,726	—		—	—	4,726
Components of other comprehensive loss:
Change in unrealized loss on marketable securities						8		8
Net loss							(65,647)	(65,647)

Comprehensive loss								(65,639)

Balances at December 31, 2007	42,760	$43	$325,844	$—	$—	$—	$(259,772)	$66,115
The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

				Cumulative
				Period from
				August 15,
				1996
				(Date of Inception)
	Year Ended December 31,			to December 31,
	2007	2006	2005	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(65,647)	$(48,912)	$(30,424)	$(241,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,678	2,719	1,140	15,953
Unrealized loss on impairment of investments	224	—	—	224
Loss on sale of trading and investment securities	326	—	—	326
Loss on disposal of assets	—	—	—	29
Stock-based compensation expense	4,701	5,168	284	14,857
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants			—	3,509
Amortization of warrant issued to guarantor of the lines of credit			—	1,933
Interest expense on convertible notes			—	892
Common stock issued for services			—	46
Changes in assets and liabilities:
Miscellaneous receivables	(20)			(20)
Prepaids and other assets	1,370	37	(1,054)	(629)
Accounts payable	373	(2,399)	(40)	(175)
Accrued and other current liabilities	42	(392)	780	1,745

Net cash used in operating activities	(50,953)	(43,779)	(29,314)	(202,675)

Cash flows from investing activities:
Purchase of property and equipment	(8,072)	(58,895)	(5,770)	(79,025)
Purchases of marketable securities	(70,619)	(186,643)	(145,107)	(532,027)
Sales of marketable securities	31,910	53,022	80,803	178,466
Release of restricted cash and marketable securities	8,579	29,183	—	37,762
Purchases of restricted cash and marketable securities	—	—	(38,762)	(38,762)
Maturities of marketable securities	55,893	142,419	78,871	337,594
Long term cash deposits	—	—	(1,000)	(1,167)

Net cash provided by (used in) investing activities	17,691	(20,914)	(30,965)	(97,159)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock			—	47,392
Net proceeds from issuance of common stock related to initial public offering			—	33,735
Net proceeds from issuance of common stock related to follow-on public offerings	23,594	58,450	—	137,762
Net proceeds from issuance of common stock related to private placement			(163)	57,257
Borrowings under lines of credit	536	5,459	—	14,781
Repayment of borrowings under lines of credit	(1,783)	(188)	—	(10,757)
Proceeds from issuance of convertible notes and warrants			—	6,060
Proceeds from issuance of common stock under stock plans	613	879	1,136	3,876
Proceeds from exercise of Series D warrants			—	135
Repurchase of unvested common stock			(4)	(87)
Proceeds from note receivable from stockholder			—	102
Principal payments on capital lease obligations		(48)	(46)	(134)
Long term and short term cash deposits returned (paid)	125	(1,365)	—	(1,240)
Proceeds from (Repayment on) lease financing liability	47	(3,327)	—	(3,280)
Proceeds from lease financing liability	3,107	22,642		25,749

				Cumulative
				Period from
				August 15,
				1996
				(Date of Inception)
	Year Ended December 31,			to December 31,
	2007	2006	2005	2007
	(In thousands)
Net cash provided by financing activities	26,239	82,502	923	311,351

Net increase (decrease) in cash and cash equivalents	(7,023)	17,809	(59,356)	11,517
Cash and cash equivalents, beginning of period	18,540	731	60,087	—

Cash and cash equivalents, end of period	$11,517	$18,540	$731	$11,517

Supplemental disclosure:
Cash paid for interest	$509	$76	$26	$735
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$—	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$—	$1,933
Warrant issued in connection with services related to convertible preferred stock	$—	$—	$—	$144
Accrued interest converted into convertible preferred stock	$—	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$—	$5
Conversion of notes payable into convertible preferred stock	$—	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to initial public offering	$—	$—	$—	$0
Accrued offering costs for issuance of common stock related to private placement	$—	$—	$—	$150
Acquisition of property and equipment under capital leases	$—	$—	$—	$134
Change in accrued cost for acquisition of property and equipment	$(4,862)	$4,943	$4,043	$4,343
Receivable from issuance of common stock under stock plan	$—	$—	$—	$11
Change in unrealized losses on marketable securities	$8	$313	$(227)	$—
Capitalized building shells and related interest(Note 6)	$—	$(1,294)	$(20,196)	$(21,490)
Increase in lease financing liability due to negative amortization	$47	$—	$—	$47
Increase in interest expense due to lease financing liability negative amortization	$(47)	$—	$—	$(47)
Increase in lease financing liability (Note 6)	$600	$1,491	$19,406	$21,497
Increase in miscellaneous receivables	$(600)	$—	$—	$(600)
The accompanying notes are an integral part of these financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
     Genitope Corporation (“Genitope,” “the company,” “we,” or “us”) is a development -stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. We were incorporated in the State of Delaware on August 15, 1996.
     Until we recently suspended its development, our lead product candidate was MyVax personalized immunotherapy, or MyVax. We have also been developing a panel of monoclonal antibodies that we believe potentially represents an additional novel, personalized approach for treating NHL. The monoclonal antibodies might reduce or eliminate the need for chemotherapy in the early treatment of Non-Hodgkin’s Lymphoma (“NHL”). We are evaluating our strategic alternatives with respect to all aspects of our business.
     In December 2007, we obtained data indicating that our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL did not meet its primary clinical endpoint. Although the December 2007 analysis of the primary endpoint indicated that there was no statistically significant difference in progression-free survival of patients receiving MyVax compared to patients receiving the control substance, an analysis of a pre-specified endpoint in the group of patients receiving MyVax showed a highly statistically significant difference in the progression-free survival between patients who mounted a positive immune response to the tumor-specific target and those who did not. As a result, we sought a meeting with the U.S. Food and Drug Administration (the “FDA”) to determine the potential for the filing of a Biologics License Application (“BLA”) on the basis of the analysis of this pre-specified endpoint, other analyses of the Phase 3 clinical trial and other information, notwithstanding the trial’s failure to meet its primary clinical endpoint. The FDA agreed to hold this meeting with us in early 2008. Between December 2007 and March 2008, we engaged in active discussions of our clinical data with, and provided additional information to, the FDA with a view toward the potential filing of a BLA. Taking into account our view of the positive implications of the data from the Phase 3 clinical trial and the perspective of an FDA consultant engaged by us, our management and board of directors viewed the FDA’s review of data from a number of perspectives and active engagement with us to be encouraging, leading management and the Board to believe that there was a significant possibility of a favorable outcome from our March 2008 meeting with the FDA. Accordingly, during this time, our board of directors and management continued to focus on the potential path to filing of a BLA and possible eventual commercialization of MyVax as early as 2009, and there were no reductions in the level of business activities with respect to MyVax prior to our early March 2008 meeting with the FDA.
     Based on these facts, management considered whether, under Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), any events or circumstances had occurred prior to December 31, 2007 that would indicate an impairment of our long-lived assets, particularly in light of the announcement in December 2007. After completing its evaluation and considering all external and internal information available as of the impairment analysis, management concluded that, as of December 31, 2007, the carrying amount of the long-lived assets were recoverable and therefore no impairment existed.
     On March 6, 2008, after a review of the data and other information that we had provided, the FDA communicated to us at a meeting held that day, in light of the Phase 3 clinical trial’s failure to meet its primary endpoint, one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We concluded at that point that, because it was not financially feasible for us to conduct additional Phase 3 clinical trials, we would need to suspend the development of MyVax. We are currently evaluating our strategic alternatives with respect to all aspects of our business, including with respect to MyVax. However, we have not committed to take or made any decisions with respect to any permanent discontinuation of any program or disposal of any significant assets. We will continue to evaluate the possible impairment of assets as required under FAS 144 as it relates to our financial statements for the quarter ending March 31, 2008 and succeeding quarters. In light of the FDA’s March 2008 communication to us, we anticipate that our financial statements may reflect a charge for an impairment of assets during the first quarter of 2008.
Liquidity
     To date, we have not generated any revenues, and we have financed our research through private placements of common and preferred stock and public offerings of common stock, including our most recent underwritten public offerings in May and subsequent shelf take-down in October of 2007, our line-of-credit facilities, and interest income earned from our cash and cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have previously devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2007, we had an accumulated deficit of $259.8 million and cash, cash equivalents and marketable securities of $27.9 million, including $1.0 million of cash and marketable securities which is restricted as to its use.
     In May 2007, we completed an underwritten public offering under an effective shelf registration statement (including the partial exercise of the over-allotment option by the underwriter) in which we sold 6,010,279 shares of common stock at a public offering price of $3.85 per share for aggregate gross proceeds of $23.1 million. After deducting the underwriter’s discount and offering expenses, we received net proceeds of approximately $21.6 million. In addition, in October 2007, we sold and issued of 500,000 shares of our common stock to a single investor under our effective shelf registration statement at a public offering price of $4.05 per share for aggregate gross and net proceeds of approximately $2.0 million.

     We currently have capital resources that we believe to be sufficient to support our operations through approximately May 2008. We are unlikely to be able to raise sufficient funds to continue our existing operations beyond that time, particularly in light of our obligations under our lease agreements described elsewhere in these notes. Accordingly, we do not expect to resume the conduct of our current operations other than as a substantially restructured entity, whether as a result of bankruptcy proceedings or otherwise. At the present time, our strategy for the benefit of our creditors and stockholders is to take steps to preserve and support the future value, if any, of MyVax, to seek funding for our monoclonal antibody program, to conserve our current cash to the extent reasonably practicable and to generate cash, including potentially through the sale of assets. To conserve cash, as discussed elsewhere in these notes, we have implemented a plan for a substantial reduction of our workforce. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. In addition, we are pursuing strategic alternatives for our monoclonal antibody and MyVax programs, including potentially through a spin-off or sale to a separately funded entity or entities. To satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and preserve the value of our MyVax program, we may pursue strategic alternatives that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody or MyVax programs or other assets of the Genitope as stockholders or otherwise.
     We will need to raise substantial additional capital to fund our debt and other financial obligations, to meet our working capital needs and to continue our operations. The failure of our Phase 3 clinical trial to meet its primary clinical endpoint and our recent decision to suspend the development of MyVax based upon the unfavorable outcome of our meeting with the FDA have significantly depressed our stock price and impaired our ability to raise additional funds. We cannot assure you that any actions that we determine to take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern. However, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. If we become unable to continue as a going concern, we may need to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements.
      If we are unable to settle our obligations to our creditors, including our landlord, or if we are unable to obtain financing to support continued satisfaction of our lease and other debt obligations, we would likely be in default under our lease and credit agreements and would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including our landlord, before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.
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
Cash and Cash Equivalents
     Cash equivalents are defined as all liquid investments with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk. We invest our excess cash primarily in deposits with banks and in highly liquid money market funds. As discussed further in Notes 3 and 6, we have a $1.0 million certificate of deposit that serves as collateral against two letters of credit related to the lease of our facilities.

Marketable Securities
     At December 31, 2007, all marketable securities have been classified as trading securities due to our intent to sell these investments in the near future. Trading securities are carried at fair value, based on quoted market prices, with unrealized gains and losses included in the determination of net loss as a component of interest and other income, net.
     As the securities were transferred into the trading securities category as of December 31, 2007, we recognized the net unrealized gain (loss) as of December 31, 2007 in earnings.
     Prior to December 31, 2007, all marketable securities were classified as available-for-sale, and as such, these securities were carried at fair value, based on quoted market prices, with unrealized gains and losses (if deemed to be temporary) reported as a separate component of stockholders’ equity. The amortized cost of securities in this category was adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization was included in interest and other income, net. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities were included in “Interest and other income, net.” The cost of securities sold is based on the specific identification method.
     Marketable securities include floating rate securities as of years ended December 31, 2007 and 2006. These securities are structured as short-term, highly liquid investments that we believe can be readily converted into cash every 30, 60 or 90 days. However, since the stated or contractual maturities of these securities are greater than 90 days, these securities are classified as marketable securities and not cash equivalents.
Certain Risks and Uncertainties
     In May 2005, we entered into lease agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings in Fremont, California for our manufacturing facility and corporate headquarters. There are currently 12.7 years remaining on the lease, with a total rental obligation of $101.0 million as of February 29, 2008. We are in the process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under the lease agreements outside the protection of federal bankruptcy laws. Depending upon the outcome of our discussions with the landlord and our ability to raise the necessary financing to allow the development of the monoclonal antibody panel to continue and to preserve the value of MyVax, we intend to look for alternative space to lease on a short-term basis. If our discussions regarding settlement are ultimately unsuccessful or if we are unable to obtain financing to support continued satisfaction of our lease obligations, we would likely be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we need to liquidate our assets, we might realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including our landlord, before any funds would be available to stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.
Property and Equipment
     Property and equipment (except for the building shells capitalized under Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”) — see Note 6) are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over three years. Laboratory equipment, and furniture and fixtures are depreciated over five years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement, or the lease term, if shorter. Any funds received from our landlord as tenant improvement allowances are treated as a reduction of rent expense over the life of the lease and are not treated as a reduction of the cost of the leasehold improvement. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.
     EITF 97-10 is applied to entities involved with construction of an asset that will be leased when the construction project is completed. EITF No. 97-10 required us to be considered the owner (for accounting purposes only) of these types of projects during the construction period. Subsequent to construction, we did not qualify for sale-leaseback accounting. Therefore, the building shells have remained on the financial statements. We have recorded the fair value related to building the two building shells that we lease as a fixed asset, with a corresponding lease financing obligation (see Note 6). Depreciation of the building shells is recognized in the financial statements.
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
Stock-based Compensation
     We account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS 123R on January 1, 2006 using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date are being recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. See Note 10 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.
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
     On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At the adoption date and as of December 31, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or results of operations were required.

Segment Reporting
     We operate in one segment, drug discovery and development, using one measurement of profitability to manage our business, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” All long-lived assets are maintained in the United States.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”),“Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2008. However, in February 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 will not have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” (“SFAS 159”). The statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us beginning on January 1, 2008. The adoption of SFAS 159 will not have a material impact on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The adoption of SFAS 141R and SFAS 160 should have no material impact on our current financial statements, however, these new standards could significantly impact the accounting for any future acquisitions we might consummate.
     In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), which permits the continued use of the simplified method to estimate the expected term of share-based payment awards in certain circumstances (use of the simplified method was initially permitted under SAB 107 for grants issued up to December 31, 2007). We plan to continue using the simplified method prescribed by SAB 110 to estimate the expected term of share-based award grants after December 31, 2007.
NOTE 2 — NET LOSS PER SHARE
     Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase. Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of potential issuances of common stock consisting of stock options, warrants, and common stock subject to repurchase. Dilutive securities have been excluded from the diluted net loss per share computations as they have an anti-dilutive effect due to our net loss.
     A reconciliation of shares used in the calculation is as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net loss attributable to common stockholders	$(65,647)	$(48,912)	$(30,424)

Denominator:
Weighted-average common shares outstanding	40,243	35,082	28,281
Less: Weighted-average unvested common shares subject to repurchase	—	(1)	(10)

Denominator for basic and diluted calculations	40,243	35,081	28,271

Net loss per share attributable to common stockholders, basic and diluted	$(1.63)	$(1.39)	$(1.08)

     The following outstanding stock options and warrants, common stock subject to repurchase and convertible preferred stock (on an as-if-converted basis) were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2007	2006	2005
Shares issuable upon exercise of stock options	4,973	3,871	2,684
Shares issuable upon exercise of warrants	267	267	267
Shares issuable related to ESPP	131	39	—
Common stock subject to repurchase	—	1	3

	5,371	4,178	2,954

NOTE 3 — RESTRICTED CASH AND MARKETABLE SECURITIES
     We have a $1.0 million certificate of deposit that serves as collateral against two letters of credit related to our rent obligation under the lease of our new facilities. The certificate of deposit has been classified as “Restricted cash and marketable securities” in the accompanying balance sheet.
     At December 31, 2007, all marketable securities have been classified as trading securities due to our intent to sell these investments in the near future. Trading securities are carried at fair value, based on quoted market prices, with unrealized gains and losses included in the determination of net loss as a component of interest and other income, net.
     As of December 31, 2006, all marketable securities were classified as available for sale, and as such, these securities were carried at fair value, based on quoted market prices, with unrealized gains and losses (if deemed to be temporary) reported as a separate component of stockholders’ equity. At December 31, 2006, all of our marketable securities (restricted and unrestricted) were considered to be available-for-sale, as we may not have held them until maturity.
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

     Realized losses from the sales of marketable securities were $326,000 for the year ended December 31, 2007. As the securities were transferred into the trading securities category as of December 31, 2007, we recognized the net unrealized gain (loss) as of December 31, 2007 in earnings. Therefore, we recognized in the statement of operations a $224,000 loss, representing the net unrealized gain (loss) at December 31, 2007. Realized gains from the sales of marketable securities for the year ended December 31, 2006 were $39,000.
NOTE 4 — PROPERTY AND EQUIPMENT
     Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Leasehold improvements	$65,196	$67,139
Building shells (in accordance with EITF 97-10 — see Note 6)	21,144	21,144
Computer and laboratory equipment	13,306	10,286
Furniture and fixtures	1,418	1,308
Construction in progress	271	1,630

	101,335	101,507
Less: Accumulated depreciation and amortization	(12,323)	(8,028)

	$89,012	$93,479

     As more fully discussed in Note 6, in May 2005 we entered into leases for our new manufacturing facility and corporate headquarters. Construction in progress included capital costs incurred in the construction activities related to the remaining build-out costs of one of the two buildings as of December 31, 2006. The capitalized interest as of December 31, 2007 and December 31, 2006 included as part of the building shells amounts to $1.7 million.
     Depreciation expense, including amortization of assets under capital leases and leasehold improvements, was $7.7 million, $2.7 million, and $1.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.
NOTE 5 — ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Construction in progress related	$41	$1,077
Accrued salaries and bonus	—	1,164
Other accrued compensation and benefits	1,441	1,107
Clinical trials	722	530
Property Tax accrual	572	—
Accrued outside services cost	503	115
Other	543	821

	$3,822	$4,814

NOTE 6 — COMMITMENTS AND CONTINGENCIES
     In May 2005, we entered into two Lease Agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our manufacturing facility and corporate headquarters (the “Lease Agreements”). The term of each of the leases is 15.5 years and each lease will terminate in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. In addition, we have a three-year option to lease additional space on adjacent property expiring on August 31, 2008
     In December 2005, we entered into a Letter of Credit and Reimbursement Agreement (the “Reimbursement Agreement”) and related Security Agreement (“Security Agreement”) with a commercial bank that provides for the issuance of four letters of credit, described below as the “Rent Letters of Credit” and the “Construction Letters of Credit.” These Letters of Credit were provided to secure certain rental and construction obligations under the lease and construction agreements for our new manufacturing facility and corporate headquarters.
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of December 31, 2007, we had no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters, as the build-out and payment of construction costs by us had been completed. We completed the build out in the last quarter of 2006. During the year ended December 31, 2007, the collateralized assets related to the Construction Letters of Credit have therefore decreased from $8.6 million to zero.
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

     We were responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF 97-10, are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which, including the capitalized interest, was recorded at a fixed asset gross book value of $21.1 million as of December 31, 2007. The related liability is recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord increase the lease financing liability, and the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells decrease the lease financing liability. During the year ended December 31, 2007, however, the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells did not decrease the lease financing liability because the current rent payments to the landlord have resulted in our currently being in a period of negative amortization. During the year ended December 31, 2007, the lease financing liability increased by a total of $2.6 million, due to landlord reimbursements of $3.1 million partially offset by a $0.5 million net decrease in accounts receivable from the landlord recorded as of December 31, 2007 with respect to the year ended December 31, 2006. Build-out costs paid by Genitope have been capitalized consistent with our standard policy.
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
     The Lease Agreements required us to provide a $2.0 million security deposit, of which $1.0 million was in the form of cash and $1.0 million was in the form of a letter of credit. In September 2005, we paid a cash security deposit to the landlord of $1.0 million and have provided two letters of credit to the landlord in the aggregate amount of $1.0 million (the “Rent Letters of Credit”). The Rent Letters of Credit were issued pursuant to the terms and conditions of the Reimbursement Agreement and will expire on January 29, 2021. Pursuant to the terms of the Security Agreement, the Rent Letters of Credit are collateralized in the same amount by a certificate of deposit held in our bank account and recorded as restricted cash (see Note 3).
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
     There are currently 12.7 years remaining on the lease with a total rental obligation of $101.0 million as of February 29, 2008. We are in the process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under the lease agreements outside the protection of federal bankruptcy laws. Depending upon the outcome of our discussions with the landlord and our ability to raise the necessary financing to allow the development of the monoclonal antibody panel to continue and to preserve the value of MyVax, we intend to look for alternative space to lease on a short-term basis. If our discussions regarding settlement are ultimately unsuccessful or if we are unable to obtain financing to support continued satisfaction of our lease obligations, we would likely be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws.
     On October 31, 2006, we entered into a loan and security agreement (the “Master Security Agreement”) with GECC, under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment in an amount up to a maximum of $6.7 million, to be financed through March 31, 2007. We have agreed to provide 25% of the funded loan amount as a cash security deposit. As of December 31, 2007, $2.0 million has been recorded as the current portion due under the credit line and $2.0 million has been recorded as the non-current portion due under the credit line. Approximately $5.5 million was borrowed in two draws against the line of credit during the fourth quarter of 2006 and approximately $0.5 million was borrowed in one draw against the line of credit during the first quarter of 2007 to finance the purchase of additional equipment for the build-out of our new manufacturing facility in Fremont, California. Approximately $4.0 million was outstanding against the line of credit as of December 31, 2007. These borrowings are secured by the equipment purchased and repaid over 36 months. The draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw. The promissory note for the first borrowing on October 31, 2006 is repayable over 36 months and bears a fixed interest rate of 10.00% per annum; the promissory note for the second borrowing on December 22, 2006 is repayable over 36 months and bears a fixed interest rate of 9.88% per annum; and the promissory note for the third borrowing on March 26, 2007 is repayable over 36 months and bears a fixed interest rate of 9.80% per annum.
     The future minimum lease payments for the two buildings, as of December 31, 2007 are as follows (in thousands):

Leases
Year Ending December 31:
2008	$6,585
2009	6,783
2010	6,986
2011	7,196
2012	7,412
Thereafter	67,084

Total minimum lease payments	$102,046

     Rent expense for the years ended December 31, 2007, 2006 and 2005, was $2.0 million, $3.9 million, and $2.3 million, respectively.
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
NOTE 8 — LINES OF CREDIT, CONVERTIBLE NOTES AND WARRANTS
     On October 31, 2006, we entered into the Master Security Agreement with GECC, under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment in an amount up to a maximum of $6.7 million, to be financed through March 31, 2007. We have agreed to provide 25% of the funded loan amount as a cash security deposit. Approximately $4.0 million was outstanding against the line of credit as of December 31, 2007, of which $2.0 million has been recorded as the current portion due under the credit line and $2.0 million has been recorded as the non-current portion due under the credit line. Approximately $5.5 million was borrowed in two draws against the line of credit during the fourth quarter of 2006 and approximately $0.5 million was borrowed in one draw against the line of credit during the first quarter of 2007 to finance the purchase of additional equipment for the build-out of our new manufacturing facility in Fremont, California. These borrowings are secured by the equipment purchased and repaid over 36 months. The draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw. The promissory note for the first borrowing on October 31, 2006 is repayable over 36 months and bears a fixed interest rate of 10.00% per annum; the promissory note for the second borrowing on December 22, 2006 is repayable over 36 months and bears a fixed interest rate of 9.88% per annum; and the promissory note for the third borrowing on March 26, 2007 is repayable over 36 months and bears a fixed interest rate of 9.80% per annum. Repayments of our borrowings under this line of credit will be as follows for each year ending December 31, 2008 — $2.0 million; December 31, 2009 — $2.0 million.
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
     In connection with the line of credit facilities discussed below, on August 29, 2003 upon receipt of stockholder approval of an amended and restated certificate of incorporation authorizing shares of Series F preferred stock, pursuant to agreements we entered into with the holders of the Notes and Warrants, the Notes and the accrued interest thereon automatically converted into 978,000 shares of Series E preferred stock at a conversion price of $4.50 per share and the Warrants were cancelled. As a result, we recorded a loss of $3.5 million, on the extinguishment of the Notes and cancellation of the Warrants, during the year ended December 31, 2003.
     In August 2003, we entered into two line of credit facilities for an aggregate of $8.0 million with a financial institution. In connection with the line of credit facilities, we entered into an agreement with a stockholder, who is also a member of the Board of Directors and acting as a guarantor on the line of credit facilities, to issue a warrant to the guarantor. The warrant was to purchase 533,333 shares of Series F convertible preferred stock at an exercise price of $4.50 per share, which, upon the closing of the initial public offering became exercisable for 266,666 shares of common stock at an exercise price of $9.00 per share. As of December 31, 2007, this warrant remains outstanding. The warrant expires in August 2008. During October and November 2003, we repaid all outstanding debt under these two line of credit facilities. In November 2003, we terminated these two line of credit facilities.
NOTE 9 — COMMON STOCK
     Our certificate of incorporation, as amended and restated, authorizes us to issue 65,000,000 shares of $0.001 par value common stock. Certain shares issued are subject to a right of repurchase by us, subject to vesting, which is generally over a four-year period from the issuance date until vesting is complete. On January 11, 2008, our Board of Directors approved an amendment to our certificate of incorporation to increase the total number of authorized shares of common stock from 65,000,000 shares to 125,000,000 shares, and the amendment was subsequently approved by our stockholders. The amendment to our certificate of incorporation was accepted for filing in the state of Delaware on March 25, 2008.
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
     In addition, in October 2007, we sold and issued of 500,000 shares of our common stock to a single investor under our effective shelf registration statement at public offering price of $4.05 per share for aggregate gross and net proceeds of approximately $2.0 million.
NOTE 10 — STOCK OPTION PLANS AND OTHER EMPLOYEE BENEFITS
1996 Stock Option Plan
     The 1996 Stock Option Plan (the “1996 Plan”) was adopted in November 1996 and provides for the issuance of stock options. The 1996 Plan terminated on October 31, 2006. The 1996 Plan authorized the issuance of up to 1,665,500 shares of common stock upon the exercise of options under the plan. Options to purchase an aggregate of 248,807 shares of common stock remained outstanding under the 1996 plan as of December 31, 2007.
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
     Stock options granted under the 1996 Plan included a provision whereby the holder may elect at any time while an employee, director, or consultant to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by us at the option exercise price. As of December 31, 2007, no shares of common stock were subject to repurchase.
2007 Equity Incentive Plan
     The 2003 Equity Incentive Plan (the “Incentive Plan”) was originally adopted in August 2003 and became effective upon the closing of our initial public offering. In April 2007, our Board of Directors amended and restated this plan and renamed it the 2007 Equity Incentive Plan (the “Incentive Plan”). The amendment and restatement was approved by our stockholders in June 2007. The Incentive Plan will terminate when our Board of Directors terminates the plan. The Incentive Plan provides for the grant of nonstatutory stock options, restricted stock awards, stock appreciation rights, phantom stock and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. At January 1, 2008, the Incentive Plan authorized the issuance of up to 9,697,219 shares of common stock upon the exercise of options under the plan, which includes the increase of 2,138,001 shares on January 1, 2008 as described below. Under the terms of the Incentive Plan, authorized shares are automatically increased annually on January 1st of each year until 2013, by 5% of the number of shares of common stock outstanding on such date; however, our Board of Directors has the authority to designate a smaller number of shares. Options to purchase an aggregate of 4,386,545 shares of common stock were outstanding under the Incentive Plan as of December 31, 2007.
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
2003 Non-Employee Directors’ Stock Option Plan
     The 2003 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted in August 2003 and became effective upon the closing of our initial public offering. The Directors’ Plan provides for the automatic grant of non-statutory stock options to purchase shares of common stock to our non-employee directors. At January 1, 2008, the Directors’ Plan authorized the issuance of up to 482,333 shares of common stock upon exercise of options under the plan, which includes the increase of 65,000 shares on January 1, 2008 as described below. Under the terms of the Directors’ Plan, authorized shares are automatically increased annually on January 1st of each year until 2013, by the number of shares of common stock subject to options granted during the prior calendar year; however, the Board of Directors has the authority to designate a smaller number of shares. Options to purchase an aggregate of 338,000 shares of common stock were outstanding under the Directors’ Plan as of December 31, 2007.
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
2003 Employee Stock Purchase Plan
     The 2003 Employee Stock Purchase Plan (the “ESPP”) was adopted in August 2003 and became effective upon the closing of our initial public offering. The Board of Directors may suspend or terminate the ESPP at any time. Unless terminated earlier, the ESPP will terminate at the time that all of the shares of common stock reserved for issuance under the plan, as increased and/or adjusted from time to time, have been issued under the terms of the plan. At January 1, 2008, the ESPP provided for the issuance of 930,000 shares of common stock, which includes an increase of 166,000 shares on January 1, 2008 as described below. Under the terms of the ESPP, authorized shares will be automatically increased on the first day of each fiscal year until 2023, by the lesser of 166,000 shares or 1.5% of the number of shares of common stock outstanding on that date; however, our Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. As of December 31, 2007, 542,872 shares of common stock had been purchased under the ESPP.
     The ESPP permits employees to purchase our common stock through payroll deductions of up to 15% of the participant’s earnings, or through a single lump sum cash payment in the case of the first offering period, subject to a maximum annual contribution of $25,000. The first offering began on the effective date of the initial public offering and ended approximately 24 months later in October 2005 with purchases occurring every six months. After the initial 24-month offering, the ESPP continued with successive six-month offering periods. In February 2007, the Board of Directors amended the offering under the ESPP to provide for a 24-month offering period with purchases occurring every six months. The price of common stock purchased under the ESPP is equal to the lower of 85% of the fair market value of a share of our common stock at the beginning of the offering period or at the end of the offering period.
401(k) Savings Plan
     On January 1, 1998, we began a 401(k) savings plan (the “401(k) plan”). The 401(k) plan is a defined contribution plan intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. All of our full-time and eligible part-time employees are eligible to participate pursuant to the terms of the 401(k) plan. Contributions by us are discretionary. In March 2007, our Board of Directors approved a contribution by us of $.50 for every $1.00 contributed by an employee up to a maximum of $500 per employee for the calendar year. In 2007, total contributions by us were $62,000.

Stock-based Compensation
     Our stock option activity on a combined basis for all plans is as follows (in thousands, except per share data):

	Options Outstanding
		Weighted Average
	Number of	Exercise Price per
	Shares	Share
Options granted	13	$0.15

Balances at December 31, 1996	13	$0.15
Options granted	159	$0.21
Options exercised	(10)	$0.15
Options canceled	(89)	$0.15

Balances at December 31, 1997	73	$0.28
Options granted	85	$0.51
Options canceled	(5)	$0.50

Balances at December 31, 1998	153	$0.40
Options granted	77	$0.60
Options exercised	(2)	$0.45
Options canceled	(3)	$0.47

Balances at December 31, 1999	225	$0.47
Options granted	213	$1.08
Options exercised	(10)	$0.21
Options canceled	(6)	$0.60
Options expired	(1)	$0.60

Balances at December 31, 2000	421	$0.78
Options granted	258	$1.20
Options exercised	(365)	$0.88
Options canceled	(69)	$0.66
Options expired	(34)	$0.71

Balances at December 31, 2001	211	$1.18
Options granted	396	$1.49
Options exercised	(171)	$1.19
Options canceled	(39)	$1.21
Options expired	(2)	$1.20

Balances at December 31, 2002	395	$1.48
Options granted	767	$4.28
Options exercised	(99)	$1.79
Options canceled	(99)	$1.95
Options expired	(2)	$1.73

Balances at December 31, 2003	962	$3.66
Options granted	907	$10.26
Options exercised	(89)	$1.91
Options canceled	(198)	$4.50
Options expired	(5)	$12.26

Balances at December 31, 2004	1,577	$7.42
Options granted	1,498	$12.18
Options exercised	(148)	$2.42
Options canceled	(243)	$8.67

Balances at December 31, 2005	2,684	$10.24
Options granted	1,670	$6.62
Options exercised	(47)	$2.37
Options canceled	(437)	$9.96

Balances at December 31, 2006	3,870	$8.80
Options granted	1,656	$3.92
Options exercised	(21)	$2.00
Options canceled	(532)	$7.52

Balances at December 31, 2007	4,973	$7.34

     Equity-based compensation that we amortized and expensed related to stock option and ESPP awards for the years ended December 31, 2007, 2006 and 2005 was $4.7 million, $5.2 million and $0.3 million, respectively.
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
     We estimate the expected term of stock-based compensation using the simplified method in accordance with Staff Accounting Bulletin No. 110, “Share Based Payments”, due to the fact that our historical exercise data has fluctuated greatly and we do not have sufficient historical information to provide a reasonable basis upon which to estimate expected term. We estimate volatility of our common stock by using stock price history to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
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
     The determination of the value of each option and employee stock purchase right has been estimated at the date of grant, using the Black-Scholes Model, assuming the following weighted-average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Weighted-average per share estimated fair value	$2.54	$3.87	$12.13	$1.67	$1.79	$6.65
Expected term in years	6.25	6.25	4.00	1.24	0.49	0.77
Volatility	66%	57%	65%	65%	61%	61%
Risk-free interest rates	4.67%	4.86%	3.84%	4.84%	4.75%	3.10%
     Total stock-based compensation (excluding the impact of pre-initial public offering options accounted for under Accounting Practice Bulletin 25) detailed by classification recognized in our Statement of Operations related to the adoption of SFAS 123R for the year ended December 31, 2007 and December 31, 2006 is as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Statement of Operations Classification
Research and development	$1,742	$2,093
Sales and marketing	222	279
General and administration	2,762	2,811

Total	$4,726	$5,183
Periods prior to the adoption of SFAS 123R
     If compensation expense had been determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123R, our pro forma net loss and pro forma net loss per common share under SFAS 123 for the year ended December 31, 2005 would have been as shown in the following table. For the purpose of this pro forma disclosure, the estimated value of the stock awards is recognized on an accelerated basis over the vesting periods of the awards (in thousands, except per share data):

Year Ended
December 31,
2005
Net loss attributable to common stockholders, as reported	$(30,424)
Add: Employee stock-based compensation included in reported net earnings	162
Deduct: Employee total stock-based compensation determined under fair value method	(6,904)

Adjusted net loss attributable to common stockholders	$(37,166)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(1.08)

Adjusted	$(1.31)

     Pro forma disclosures for the year ended December 31, 2007 and 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123R’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the year ended December 31, 2005 has been adjusted to exclude the effect of the options granted prior to our initial public offering in October 2003, as those options were valued for pro forma disclosure purposes using a minimum value method. The weighted-average fair values of stock options granted during the year ended December 31, 2006 was $6.62 per stock option. For the year ended December 31, 2006, the total intrinsic value of options exercised during the period was negligible, and the total fair value of shares vested during the period was $1.0 million. The intrinsic value as of December 31, 2006 is calculated as the difference between the market value as of December 31, 2006 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option. The market value of a share of our common stock as of December 29, 2006 was $3.52 per share as reported by the Nasdaq Global Market.
General Stock Option Information —
     The following table sets forth the summary of option activity for the year ended December 31, 2007:

	Options	Number of	Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price
	(In thousands)
Beginning of period	**4,443	3,870	$8.80
Granted	(1,656)	1,656	3.92
Exercised	—	(21)	2.00
Canceled	306	(306)	6.53
Expired	226	(226)	8.86
Plan Shares Expired from 1996 Plan	(54)	—	—

End of period	3,265	4,973	$7.34
     The number of shares subject to options vested or expected to vest as of December 31, 2007 was approximately 4,273,000.
     The weighted-average per share fair value of options granted during the year ended December 31, 2007 was $3.92. The total intrinsic value of options exercised during the year ended December 31, 2007 was zero. The intrinsic value as of December 31, 2007 is calculated as the difference between the market value as of December 31, 2007 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option. The market value of a share of our common stock as of December 31, 2007 was $0.74 as reported by the Nasdaq Global Market. The total fair value of shares vested during the year ended December 31, 2007 was negligible. The total fair value of shares vested during the years ended December 31, 2006 and December 31, 2005 was $1.0 million and $2.1 million, respectively.

**	Includes 1.852 million shares of common stock automatically added to the Incentive Plan reserves on January 1, 2007 in accordance with the provisions of the Incentive Plan.

     The following table sets forth the summary of our unvested shares under our stock option plans for the year ended December 31, 2007:

		Weighted
	Number of	Average
	Unvested	Grant-Date
	Shares	Fair Value
	(In thousands)
Unvested at December 31, 2006	2,356	$8.44
Granted	1,656	3.92
Vested	(998)	9.17
Forfeited	(306)	6.53

Unvested at December 31, 2007	2,708	5.83
     As of December 31, 2007, total stock-based compensation expense related to unvested employee stock options, after estimated forfeitures was approximately $4.7 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted-average amortization period of 2.3 years. No amounts related to stock-based compensation expense have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense were not recognized as we currently provide a full valuation allowance for all of our deferred tax assets.
     Information regarding stock option awards outstanding at December 31, 2007 is summarized below:

		Weighted
		Average	Weighted	Aggregate
	Number	Remaining	Average	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value
	(In thousands)
$0.45 — 0.73	6,333	4.77 years	$.58	$1
$0.74 — 3.58	634,516	7.42 years	2.72	—
$3.59 — 3.59	550,000	9.17 years	3.59	—
$3.60 — 4.23	614,100	9.25 years	3.96	—
$4.24 — 6.78	579,061	8.74 years	5.42	—
$6.79 — 8.00	674,700	8.23 years	7.83	—
$8.01 — 9.75	576,844	7.05 years	9.18	—
$9.76 — 12.49	496,282	6.83 years	11.34	—
$12.50 — 12.50	576,516	7.24 years	12.50	—
$12.51 — 15.87	265,000	6.61 years	14.51	—

$0.45 — 15.87	4,973,352	7.93 years	7.34	$1
     The aggregate intrinsic value of options outstanding as of December 31, 2007 was negligible. Information regarding stock option awards exercisable at December 31, 2007 is summarized below:

	Number	Weighted	Aggregate
	Vested and	Average	Intrinsic
Range of Exercise Prices	Exercisable	Exercise Price	Value
	(In thousands)
$0.45 — 0.73	3,333	$0.45	$1
$0.74 — 3.58	256,969	2.21	—
$3.59 — 3.59	—	—	—
$3.60 — 4.23	73,115	4.04	—
$4.24 — 6.78	220,310	5.78	—
$6.79 — 8.00	290,071	7.85	—
$8.01 — 9.75	418,787	9.30	—
$9.76 — 12.49	398,721	11.25	—
$12.50 — 12.50	384,514	12.50	—
$12.51 — 15.87	220,000	14.28	—

$0.45 — 15.87	2,265,820	9.16	$1
     The aggregate intrinsic value of options exercisable as of December 31, 2007 was negligible. The weighted-average remaining contractual life of all options exercisable as of December 31, 2007 was 7.06 years.
NOTE 11 — INCOME TAXES
     For each of the years ended December 31, 2007, 2006 and 2005, our net losses were entirely attributable to domestic operations. A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
U.S. federal taxes (benefit) at statutory rate	$(22,319)	$(16,630)	$(10,344)
Unutilized net operating losses	22,146	16,500	10,207
Stock-based compensation	156	113	96
Other	17	17	41

Total	$—	$—	$—

     As of December 31, 2007, we have federal net operating loss carry-forwards of approximately $216.6 million, which expire beginning in the year 2011, if not utilized. We have state net operating losses carry-forwards of approximately $26.2 million, which began to expire in 2010. We also have federal and state research and development tax credit carry-forwards of approximately $6.5 million and $7.2 million, respectively. The federal research and development tax credits will begin to expire in the year 2011, and state research and development tax credits have no expiration date. To date, we have not performed a detailed analysis to assess whether all of the research and development expenses reported in the current year and prior years meet the more likely than not test under FIN48. We also have a California Manufacturers’ Investment Credit of $0.1 million, which began to expire in 2007.
     Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to an ownership change as provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$75,159	$56,009
Research credits	11,337	9,170
Capitalized research	10,773	7,836
Reserves and accruals	4,024	2,238
Depreciation and amortization	1,627	7,067

Total deferred tax assets	102,920	82,320
Valuation allowance	(102,920)	(82,320)

Net deferred tax assets	$—	$—

     Included in the valuation allowance balance is $0.6 million related to the exercise of stock options that have not been reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the Statement of Operations.
     Realization of deferred tax assets is dependent upon future earnings. Management believes that, given our historical cumulative losses and the uncertainty regarding future profitability, it is more likely than not that the deferred tax assets will not be utilized. Accordingly, a full valuation allowance has been recorded for all periods presented. The valuation allowance increased by $20.6 million, $29.2 million and $14.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. We did not recognize any adjustment to the liability for uncertain tax positions nor did we have any unrecognized tax benefits and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.
     We file income tax returns in the U.S. federal jurisdiction and in various states, and the tax returns filed for the years 1996 through 2006 have not been examined and the applicable statues of limitation have not expired with respect to those returns. Because of net operating loss and research credit carryovers, substantially all of the company’s tax years remain open to examination.
     Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

     The following table summarized the activity related to our unrecognized tax benefits for the year ended December 31, 2007 (in thousands):

Unrecognized tax benefits-January 1, 2007	$—
Gross increases-prior year tax positions	—
Gross increases-current year tax positions	—
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits-December 31, 2007	$—

     Though our unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business, we do not expect any such change to be significant.
NOTE 12 — QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2007. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all adjustments necessary to present fairly the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Net loss	$(15,229)	$(16,970)	$(16,972)	$(16,476)

Basic and diluted net loss per share	$(0.42)	$(0.42)	$(0.40)	$(0.39)

Shares used in computation of basic and diluted net loss per share	36,052	39,950	42,164	42,708

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Net loss	$(10,862)	$(11,810)	$(11,940)	$(14,300)

Basic and diluted net loss per share	$(0.33)	$(0.33)	$(0.33)	$(0.40)

Shares used in computation of basic and diluted net loss per share	32,466	35,873	35,922	36,011

NOTE 13— SUBSEQUENT EVENTS
     On March 14, 2008, we provided a notice to 165 employees under the WARN Act that we plan to conduct a “mass layoff” at our facility in Fremont, California and that their employment is expected to end on May 13, 2008. We have also provided WARN notices to six of our nine executive officers, not including Dan W. Denney, Jr., our Chief Executive Officer, John Vuko, our Chief Financial Officer, and Laura Woodhead, our Vice President, Legal Affairs, that their employment is expected to end on May 26, 2008. We intend to also provide WARN notices on approximately March 31, 2008 to Mr. Vuko and Ms. Woodhead that their employment is expected to end 60 days following the date that notice is provided. The guaranteed salary cost and related benefit costs, to be incurred over 60 days, is approximately $3.3 million. As a result of our reductions in force, we expect that approximately 20 employees will remain as employees of Genitope as of the end of May 2008, and that these employees will primarily be those involved in the development of our monoclonal antibody panel. In March 2008, we retained Development Specialists, Inc., a provider of management and consulting services, as a consultant to, among other potential services, assist in and oversee the wind down of our business in such a fashion as to preserve a potential restart to operations, to provide the services of one of its employees to serve as one of our officers, as necessary, and to assist in our negotiations with creditors, including our landlord, and other stakeholders.
See Note 1 for additional information.

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
     Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our management conducted an evaluation of our disclosure controls and procedures, as defined under Rule 13a-15(e). On the basis of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, as of December 31, 2007.
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
     Under the supervision and with the participation of our CEO, our principal executive officer, and CFO, our principal financial officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the assessment of the company’s internal control over financial reporting, the company’s management concluded that as of December 31, 2007, the company’s internal control over financial reporting was effective.
     The effectiveness of the company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.
Attestation Report of the Independent Registered Public Accounting Firm
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included elsewhere herein.

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Information required by this item concerning our executive officers, directors, audit committee and audit committee financial expert will be contained under the captions “Executive Officers and Key Employees,” “Election of Class II Directors,” and “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC (the “Proxy Statement”), and is hereby incorporated by reference herein. Certain information required by this item concerning our executive officers is contained in this Annual Report on Form 10-K under Part 1, Item 1. “Business — Executive Officers of the Registrant” and incorporated in this Item 10 by reference.
     Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by reference herein.
     In 2003, we adopted a Code of Business Conduct and Ethics (“Code”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted the text of our Code on our website at www.genitope.com in connection with “Investor” materials. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our website, at the address and location specified above. We may also file a Form 8-K with the SEC to disclose this information. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. You may also request a copy of the Internal Revenue Code of 1986, as amended, by contacting our investor relations department at IR@genitope.com.
ITEM 11. EXECUTIVE COMPENSATION.
     Information required by this item will be contained in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Election of Class II Directors,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” and is hereby incorporated by reference herein.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a) The following documents are being filed as part of this Annual Report on Form 10-K:
     (1) Financial Statements. The following financial statements of Genitope Corporation and the Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in Part II, Item 8:
     (2) Financial Statement Schedules. All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to the Financial Statements.
     (3) Exhibits. The list of exhibits on the Index to Exhibits on pages 98 through 100 is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on March 31, 2008.

GENITOPE CORPORATION
By:	/s/ Dan W. Denney, Jr.
Dan W. Denney, Jr.
Chief Executive Officer

POWER OF ATTORNEY
     Know All Persons by these Presents, that each person whose signature appears below constitutes and appoints Dan W. Denney Jr., Ph.D. and John M. Vuko, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and of the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan W. Denney, Jr. Dan W. Denney, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ John M. Vuko John M. Vuko	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Gordon D. Denney Gordon D. Denney	Director	March 31, 2008

/s/ Gregory Ennis Gregory Ennis	Director	March 31, 2008

/s/ R. Kent McGaughy Jr. R. Kent McGaughy, Jr.	Director	March 31, 2008

/s/ William A. Hasler William A. Hasler	Director	March 31, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Genitope Corporation and Certificate of Amendment to Amended and Restated Certificate of Incorporation of Genitope Corporation.
3.2	Amended and Restated Bylaws of Genitope Corporation.(1)
4.1	Specimen Common Stock Certificate.(2)
4.2	Investor Rights Agreement, dated August 29, 2003, by and among Registrant and certain investors named therein.(2)
4.3	Series F Warrant, dated August 29, 2003, between the Registrant and Stanford C. Finney.(2)
4.4	Reference is made to Exhibit 3.1 and Exhibit 3.2.
10.1	Form of Indemnity Agreement entered into by Registrant with each of its directors and certain executive officers.(2)
10.2*	1996 Stock Option Plan and form of related agreements.(2)
10.3*	Genitope Corporation 2007 Equity Incentive Plan.(3)
10.4*	2003 Non-Employee Directors’ Stock Option Plan and Form of Nonstatutory Stock Option Agreement under the 2003 Non-Employee Directors’ Stock Option Plan.(2)
10.5*	2003 Employee Stock Purchase Plan and Form of 2003 Employee Stock Purchase Plan Offering.(2)
10.6	Sublease, dated August 3, 1999, between Regen Biologics, Inc. and the Registrant.(2)
10.7	Second Amendment to Sublease, dated October 1, 2000, between Regen Biologics, Inc. and the Registrant.(2)
10.8	Third Amendment to Sublease, dated May 16, 2003, between Regen Biologics, Inc. and the Registrant.(2)
10.9	Lease, dated April 10, 1996, between Metropolitan Life Insurance Company and Regen Biologics, Inc.(2)
10.10	Letter of Credit and Reimbursement Agreement, dated December 15, 2005, between the Registrant and Comerica Bank.(2)
10.11	Security Agreement, dated December 15, 2005, between the Registrant and Comerica Bank.(4)
10.12	Lease, dated March 10, 2005, between Metropolitan Life Insurance Corporation and the Registrant.(5)
10.13	Sublease, dated as of June 22, 1997, between Genelabs Technologies, Inc. and the Registrant.(2)
10.14	Fourth Amendment to Sublease Agreement, dated November 30, 2002, between Genelabs Technologies, Inc. and the Registrant.(2)
10.15	Industrial Net Lease, dated July 29, 1986, between Lincoln Property Company N.C., Inc. and Genelabs Technologies, Inc.(2)
10.16
Lease Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6900 Dumbarton Circle, Fremont, California.(6)

10.17
Construction Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6900 Dumbarton Circle, Fremont, California.(6)

10.18
Lease Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6800 Dumbarton Circle, Fremont, California.(6)

10.19
Construction Agreement, dated May 16, 2005, between the Registrant and John Arrillaga Survivor Trust and Richard T. Peery Separate Property Trust for premises located at 6800 Dumbarton Circle, Fremont, California.(6)

10.20
Standard Form of Agreement (AIA Document A121) between Registrant and XL Construction Corporation, dated January 17, 2006, along with the general conditions of the agreement for the building located at 6800 Dumbarton Circle, Fremont, California.(7)

10.21
Standard Form of Agreement (AIA Document A121) between Registrant and XL Construction Corporation, dated January 17, 2006, along with the general conditions of the agreement for the building located at 6900 Dumbarton Circle, Fremont, California.(7)

10.22*	Summary of 2007 Management Incentive Compensation Plan.(8)
10.23*	Compensation Arrangements for Non-Employee Directors of the Registrant.(9)
10.24*	Compensation Information for Named Executive Officers.(8)
10.25	Purchase Underwriting Agreement, dated as of October 5, 2007, by and among the Registrant and William R. Hambrecht, Trustee of The Hambrecht 1980 Revocable Trust.(10)
10.26	Master Security Agreement dated as of October 31, 2006, by and among Registrant and General Electric Capital Corporation.(11)

Exhibit
Number	Description

10.27	Promissory Note dated October 31, 2006 issued by Registrant to General Electric Capital Corporation.(11)
10.28	Security Deposit Pledge Agreement, dated October 31, 2006, by and among Registrant and General Electric Capital Corporation.(12)
10.29	Fourth Amendment to Sublease, dated May 25, 2006, between Regen Biologics, Inc. and Registrant.(12)
10.30
Amendment No. 1 dated June 27, 2006, to the Standard Form of Agreement (AIA Document A121) between Registrant and XL Construction Corporation, dated December 19, 2005 for the building located at 6900 Dumbarton Circle, Fremont, California.(13)

10.31
Amendment No. 1 dated June 27, 2006, to the Standard Form of Agreement (AIA Document A121) between Registrant and XL Construction Corporation, dated December 19, 2005 for the building located at 6800 Dumbarton Circle, Fremont, California.(14)

10.32	Promissory Note, dated December 22, 2006, issued to General Electric Capital Corporation.(14)
10.33	Security Deposit Pledge Agreement, dated December 22, 2006, by and among the Registrant and General Electric Capital Corporation.(14)
10.34*	Severance Agreement, dated December 22, 2006, by and between the Registrant and Bonnie Charpentier.(14)
10.35	Promissory Note, dated March 26, 2007, issued to General Electric Capital Corporation.(15)
10.36	Security Deposit Pledge Agreement, dated March 26, 2007 by and among Registrant and General Electric Capital Corporation.(15)
10.37	Underwriting Agreement, dated as of April 24, 2007, by and among Registrant and Punk, Ziegel & Company. (16)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on signature page)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**
Certification by the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

*	Management contract or compensatory plan.

**	This certification accompanies the Annual Report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

1.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 6, 2007, and incorporated herein by reference.

2.	Filed as an Exhibit to Genitope Corporation’s Registration Statement on Form S-1 (File No. 333-107719), as filed with the Securities and Exchange Commission on August 6, 2003, as amended, and incorporated herein by reference.

3.	Filed as an Exhibit to Genitope Corporation’s Quarterly Report on Form 10-Q/A, as filed with the Securities and Exchange Commission on October 4, 2007, and incorporated herein by reference.

4.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2005, and incorporated herein by reference.

5.	Filed as an Exhibit to Genitope Corporation’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 9, 2005, and incorporated herein by reference.

6.	Filed as an Exhibit to Genitope Corporation’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2005, and incorporated herein by reference.

7.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 20, 2006, and incorporated herein by reference.

8.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 2007, and incorporated herein by reference.

9.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 6, 2005, and incorporated herein by reference.

10.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2006, and incorporated herein by reference.

11.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.

12.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, and incorporated herein by reference.

13.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2006, and incorporated herein by reference.

14.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2006, and incorporated herein by reference.

15.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 29, 2007, and incorporated herein by reference.

16.	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, and incorporated herein by reference.