Form 10-K/A
period 2007-12-31
GENITOPE CORP
filed 2008-04-29
CIK 1028358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number: 000-50425
Genitope Corporation

Delaware	77-0436313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6900 Dumbarton Circle
Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (510) 284-3000
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The aggregate market value of Common Stock, $0.001 per share par value, held by non-affiliates as of June 29, 2007 (based on the closing sale price of such stock as reported on the Nasdaq Global Market “NASDAQ” on June 29, 2007) was approximately $116.8 million. This excludes an aggregate of 11,812,976 shares of the registrant’s common stock held by executive officers and directors and by each person known by the registrant to own 10% or more of the registrant’s outstanding common stock as of June 29, 2007. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
     As of April 15, 2008, there were 42,984,226 shares of Common Stock, $0.001 per share par value, issued and outstanding.

GENITOPE CORPORATION
FORM 10-K/A

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 31, 2008 (the “Original Filing”), and is being filed solely for the purpose of amending and replacing Part III, Item 10 through Item 14, of the Original Filing. In addition, the reference on the cover of the Original Filing to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part III of the Original Filing is hereby amended to delete that reference. Except as otherwise stated herein, no other information or disclosures in the Original Filing (including the exhibits to the Original Filing, except for the inclusion, in accordance with applicable rules and regulations promulgated by the SEC, of updated certifications provided in Exhibits 31.1 and 31.2) has been amended, modified or updated by this Amendment No. 1.
     This Amendment No. 1 should be read in conjunction with the Registrant’s periodic filings made with the Securities and Exchange Commission (the “SEC”), subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. The terms “Genitope,” “the Company,” “we,” “us” and “our” as used in this Amendment No. 1 refer to Genitope Corporation.

FORWARD-LOOKING STATEMENTS
     This Amendment No. 1 contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which are subject to the “safe harbor” created by those sections. From time to time, we and our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “may,” “could,” “should,” “would,” “deem” and similar expressions, when used in our Annual Report on Form 10-K, as amended by this Amendment No. 1, and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business, expectations of the business environment in which we operate, perceived opportunities in the market, our mission and strategy, and general optimism about future operating results, are forward-looking statements and speak only as of the date made. Discussions containing these forward-looking statements may be found in “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Original Filing. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Amendment No. 1.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Directors
     The following table sets forth the name, age and position of each of our directors as of March 31, 2008:

Name	Age	Position
Dan W. Denney, Jr., Ph.D.	54	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Gordon D. Denney	51	Director
Gregory Ennis	42	Director
William A. Hasler	66	Director
Kent McGaughy, Jr.	36	Director
     Our Board of Directors is divided into three classes, and each class has a three-year term. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. The Board presently has five members. There are currently two directors in class I, Gregory Ennis and R. Kent McGaughy, Jr., whose term of office expires at the 2010 annual meeting. There are currently two directors in class II, Gordon D. Denney and William A. Hasler, whose term of office expires at the 2008 annual meeting. There is currently one directors in class III, Dan W. Denney, Jr., Ph.D., whose term of office expires at the 2009 annual meeting.
     The following is a brief biography of each of our current directors.
Dan W. Denney, Jr., Ph.D.
     Dr. Denney is our founder and has served as our Chief Executive Officer since November 1999, our Chairman of the Board since August 1996 and was appointed interim Chief Financial Officer in April 2008. Dr. Denney did his postdoctoral research in the Chemistry Department at Stanford University, where he was a Merck Fellow. Dr. Denney then served as a Visiting Scholar at the University of Alberta in Canada prior to founding Genitope. Dr. Denney holds a B.A. from Vanderbilt University and a Ph.D. in Microbiology and Immunology from Stanford University School of Medicine.
Gordon D. Denney
     Mr. Denney has served as a director since November 1996. Mr. Denney has been a financial manager of the Tom James Company, a clothing retailer and manufacturer, since October 1993. Mr. Denney is a Certificated Public Accountant, inactive status, and holds a B.S. in Commerce and Business Administration from the University of Alabama at Tuscaloosa. Mr. Denney is the brother of Dr. Denney, our Chief Executive Officer and Chairman of the Board.

Gregory Ennis
     Mr. Ennis has served as a director since November 1996. Mr. Ennis has been a Managing Director of Peninsula Equity Partners LLC, a venture capital firm, since April 2002. Prior to co-founding Peninsula Equity Partners LLC, Mr. Ennis served for four years as a Managing Director of the United States operations of Thompson Clive & Partners Inc., an international venture capital group, where he began as an Associate in 1992. Mr. Ennis is a member of the board of directors of several private companies. Mr. Ennis holds an A.B. in Economics and Political Science from Stanford University and an M.B.A. from The Anderson School at the University of California, Los Angeles.
William A. Hasler
     Mr. Hasler has served as a director since August 2000. From July 1998 to February 2004, Mr. Hasler served as a Co-Chief Executive Officer of Aphton Corporation, a biopharmaceutical company. From August 1991 to July 1998, Mr. Hasler was the Dean of the Haas School of Business at the University of California, Berkeley. Mr. Hasler is a director of numerous companies, including Ditech Networks Corporation, Mission West Properties, Schwab Funds, and Harris Stratex Networks. Mr. Hasler received a B.A. from Pomona College and an M.B.A. from Harvard University.
R. Kent McGaughy, Jr.
     Mr. McGaughy has served as a director since June 2008. From December 2003 to the present, Mr. McGaughy has served as an executive officer of CPMG, Inc, an investment advisor and a major stockholder of the Company. From 1998 to December 2003, Mr. McGaughy served as a partner in the Public Market Group of Cardinal Investment Company, Inc. an investment adviser and CPMG’s predecessor. Prior to joining Cardinal Investment Company, Mr. McGaughy worked in mergers and acquisitions at Simmons & Company International, an investment bank. Mr. McGaughy currently serves on the boards of directors of Arcadia Exploration and Production Company, Semantra, Inc. and Reata Pharmaceuticals, Inc. Mr. McGaughy holds a B.A. from the University of Texas and an M.B.A from Harvard Business School.
Executive Officers
     Certain information required by this item concerning our executive officers is contained in the Original Filing under Part 1, Item 1. “Business — Executive Officers of the Registrant” and incorporated in this Item 10 by reference. Subsequent to the date of the Original Filing, all of our executive officers, other than Dr. Denney, resigned from their positions as officers of the Company. On April 28, 2008, Dr. Denney was also appointed as our interim Chief Financial Officer.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the 1934 Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
     To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that three reports, covering an aggregate of three transactions, were filed late by CPMG, Inc. and Edward W. Rose III.

Code of Business Conduct and Ethics
     In 2003, we adopted a Code of Business Conduct and Ethics (“Code”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted the text of our Code on our website at www.genitope.com in connection with “Investor” materials. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our website, at the address and location specified above. We may also file a Form 8-K with the SEC to disclose this information. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. You may also request a copy of our Code by contacting our investor relations department at IR@genitope.com.
Audit Committee and Audit Committee Financial Expert
     The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the 1934 Act to oversee the Company’s corporate accounting and financial reporting processes, systems of internal control over financial reporting and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent registered public accounting firm. For these purposes, the Audit Committee performs several functions. Among other things, our Audit Committee:
•	evaluates the performance and assesses the qualifications of the independent registered public accounting firm;

•	determines and approves the engagement of the independent registered public accounting firm to perform audits;

•	determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors;

•	reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services;

•	evaluates employment by the Company of individuals formerly employed by the independent registered public accounting firm and engaged on the Company’s account and any conflicts or disagreements between the independent registered public accounting firm and management regarding financial reporting, accounting practices or policies;

•	monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law;

•	reviews and approves or rejects all related-person transactions with officers and directors;

•	discusses with management and the independent registered public accounting firm the results of the annual audit;

•	confers with management and the independent auditors regarding the scope, adequacy and effectiveness of internal control over financial reporting;

•	establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	reviews the financial statements proposed to be included in the Company’s Annual Report on Form 10-K; and

•	discusses with management and the independent registered public accounting firm the results of that firm’s review of the Company’s quarterly financial statements.
     As a result of the resignation of Stanford C. Finney, a former director, from the Audit Committee in March 2008, the Audit Committee is currently composed of two directors: Messrs. Ennis and Hasler. In March 2008, we received a staff deficiency letter from the Nasdaq Stock Market (“Nasdaq”) indicating that, as a result of the resignation of Mr. Finney from the Audit Committee, we no longer complied with Nasdaq’s audit committee requirements as set forth in Marketplace Rule 4350. That rule requires that each listed issuer have an audit committee composed of at least three independent directors. In accordance with Nasdaq Marketplace Rule 4350(d)(4), Nasdaq has provided us with a cure period in order to regain compliance. The cure period will continue (1) until the earlier of our next annual stockholders’ meeting or February 26, 2009, or (2) if the next annual stockholders’ meeting is held before August 25, 2008, then we must evidence compliance no later than August 25, 2008. In the event we do not regain compliance by this date, Nasdaq will provide written notification to us that our securities will be delisted, after which, we may appeal the staff determination to the Nasdaq Listing Qualifications Panel. No director has yet been appointed to fill the vacancy created by the resignation of Mr. Finney.
     In 2007, the Audit Committee met five times. The Audit Committee is governed by a written Audit Committee Charter adopted by the Board. In April 2007 and in April 2008, our Board amended the written charter of our Audit Committee. The Audit Committee charter can be found in the Corporate Governance section of the Investor Relations section of the Company’s website at www.genitope.com.
     The Board annually reviews the Nasdaq listing standards’ definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rules 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board has determined that Mr. Hasler qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Hasler’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies. In making that determination, the Board relied on the past business experience of Mr. Hasler. Please see the description of Mr. Hasler’s business experience under the heading “Directors” above.

Item 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
     This section discusses the principles underlying our executive compensation decisions in 2007 and the most important factors relevant to an analysis of these decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers (whom we refer to in this discussion as our NEOs) and places in perspective the data presented in the tables and other quantitative information that follows this section. This section should be read in conjunction with the Original Filing as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing.
     Historically, our long-term strategic goal was to bring to market our lead product candidate, MyVax personalized immunotherapy, and the Compensation Committee had adopted a compensation philosophy and developed and adopted compensation plans and programs designed to drive executive performance toward that end. In December 2007, we obtained data indicating that our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL did not meet its primary clinical endpoint. In March 2008, the U.S. Food and Drug Administration, or FDA, communicated to us that, in light of the Phase 3 clinical trial’s failure to meet its primary endpoint, one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a biologics license application, or BLA, for FDA review. We then determined that it was not financially feasible to pursue additional Phase 3 clinical trials of MyVax prior to receipt of FDA approval and decided to suspend the development of MyVax. We are evaluating our strategic alternatives with respect to all aspects of our business. However, we may not be able to raise or generate sufficient capital to fully address the uncertainties of our financial position and there continues to be substantial doubt about our ability to continue as a going concern.
     We currently have capital resources that we believe to be sufficient to support our current operations through approximately June 2008, and we do not expect to resume the conduct of our current operations other than as a substantially restructured entity, whether as a result of bankruptcy proceedings or otherwise. We have provided notices under the Worker Adjustment and Retraining Notification Act (the “WARN Act”) to all but 21 of our employees, including all of our executive officers other than Dan W. Denney, Jr., our Chief Executive Officer, that we plan to conduct a “mass layoff” at our facility in Fremont, and the employment of all of these employees is expected to terminate by May 30, 2008. As a result of this reduction in force, we expect that approximately 20 employees will remain as employees as of the end of May 2008, and that these employees will primarily be those involved in the development of our monoclonal antibody panel. In April 2008, Dr. Denney was also appointed as our interim Chief Financial Officer.
     In light of these events, except as discussed below, the Compensation Committee did not award bonuses for 2007, consider salary increases, develop new compensation plans or programs or take any other significant actions related to executive compensation after April 2007, other than, as discussed below, adoption of a Performance Incentive Plan designed to provide incentives to participants to remain employed with us on a short-term basis and to achieve targeted business objectives critical to the preservation and maximization of the Company’s value. The Compensation Committee does not anticipate that it will adopt or implement any other new executive compensation policies or programs prior to the conclusion of our ongoing evaluation of strategic and financing alternatives and determination of our strategic direction.
Compensation Program Philosophy and Goals
     The goals of our 2007 executive compensation program were to:
•	Provide competitive compensation opportunities to attract and retain top performers;

•	Inspire employees to achieve superior performance and deliver results above our plan and our peers;

•	Create a direct, meaningful link between our business plan, our performance versus our peers and individual performance and rewards; and

•	Continue to align the interest of all employees and stockholders through the use of long-term equity incentives while effectively managing stockholder dilution.
     To achieve these goals, our compensation program in 2007 was structured to provide competitive compensation and relied on cash and equity incentives to reward both short- and long-term performance at the Company and individual levels.
     As discussed in further detail below, our 2007 compensation program for our NEOs consisted of the following three primary components:
•	Base Salary. Base salary for each of our NEOs was based principally on an evaluation of individual job performance during the prior year, as well as an evaluation of the compensation levels of similarly situated executive officers at our peer companies and in our industry generally.

•	Cash Bonus. Our performance-based cash bonuses were intended to provide an important incentive to our NEOs to attain our key operational and strategic goals. NEO cash bonus targets for 2007 were determined in accordance with the criteria set forth in our Management Incentive Bonus Plan, which took into account corporate goals approved by the Board and, in most cases, the NEO’s performance with respect to his or her individual performance goals.

•	Long-Term Incentive Compensation. Long-term incentive awards, consisting of stock option grants, were designed to ensure that incentive compensation was linked to the long-term performance of our common stock and to align our NEOs’ performance goals with the interests of our stockholders. Stock options were granted to our NEOs both as a reward for past individual and corporate performance and as an incentive for future performance.
Role of the Compensation Committee of Board of Directors
     For a description of the composition and responsibilities of the Compensation Committee of our Board of Directors, please see “Compensation Committee” below.
     In performing its responsibilities, the Compensation Committee considered such factors as it deemed appropriate, including our performance and financial position, the alignment of the interests of the NEOs and our stockholders, the performance of our common stock and our ability to attract and retain qualified employees, including executive officers. In connection with its NEO compensation decisions, including decisions relating to the grant of stock options to NEOs, the Compensation Committee typically considered the recommendations of Dr. Denney, our Chief Executive Officer (whom we refer to in this discussion as the CEO), and Dr. Denney typically participated in the Compensation Committee’s deliberations about executive compensation matters. However, Dr. Denney did not participate in deliberations or determinations regarding his own compensation. Dr. Denney has also annually led the development of our corporate goals and the NEOs’ individual goals (other than his own) applicable to our Management Incentive Bonus Plan, which goals were reviewed and, subject to their input, approved, by the Compensation Committee and/or the Board. In determining his NEO compensation recommendations in 2007, Dr. Denney solicited the input of, and received documentary support from, our Human Resources group and the compensation and benefits experts described below under “Defining the Market — Benchmarking.” The Compensation Committee also received documentary and analytical support from these experts in compensation and benefits. Other than Dr. Denney, no other executive officers recommended to the Compensation Committee the amount or form of executive officer compensation in 2007. Ms. Woodhead, our former Vice President, Legal Affairs, as well as the senior member of our

Human Resources group both participated in portions of Compensation Committee meetings at which executive officer compensation was discussed, but did not participate in any discussions or determinations related to either of their own compensation. The Compensation Committee has not delegated any of its executive compensation responsibilities to others.
     The Compensation Committee did not establish any formal policies or guidelines for allocating compensation between current and long-term incentive compensation, or between cash and non-cash compensation. Rather, the Compensation Committee sought a balance between immediate cash rewards and long-term incentives as appropriate for each NEO, with the goal of advancing our short- and long-term objectives. Because the Committee attributed primary overall importance to the need to aggressively pursue our strategic goals, as well as to preserve our cash resources, a significant portion of our NEOs’ total compensation has consisted of stock options. In addition, the proportion of at-risk compensation generally increased in relation to an NEO’s responsibilities. The determination of each component of compensation was generally independent of the decisions regarding the other elements of compensation, although cash bonuses were generally structured as percentages of base salary and, as a result, could have varied with base salary. In determining the amount and mix of compensation elements and whether each element provided the correct incentives and rewards for performance consistent with our short- and long-term goals, the Compensation Committee relied on its judgment about each individual rather than adopting a strictly formulaic approach to compensatory decisions.
     Typically, the Compensation Committee met to review our peer group and other industry data, consider the evaluations and recommendations of our CEO with respect to the other NEOs’ compensation, make any adjustments to annual base salaries, determine cash bonuses and equity awards and establish performance goals for the ensuing year during multiple meetings held during or near the first quarter of the year. During 2007, the Compensation Committee met seven times.
Defining the Market — Benchmarking
     The market for experienced management in the biopharmaceutical industry is highly competitive. To address the challenges that we faced, we sought the most highly qualified executives to manage each of our business functions. In doing so, we targeted a pool of talent that was highly sought after by both large and established pharmaceutical and biotechnology companies and by other development-stage life science companies. For these reasons, the Compensation Committee believed that, when making compensation decisions, it was important to be informed as to the compensation practices of publicly held companies in the biopharmaceutical industry.
     In January 2007, the Compensation Committee engaged Radford Surveys & Consulting, Consulting, referred to as “Radford,” to benchmark total direct compensation levels for executive positions and review our equity strategy based on emerging trends, stockholder pressure and expensing. As part of its engagement, Radford worked with the Compensation Committee to review our compensation philosophy and peer group, assessed the competitiveness of our executive compensation and equity programs, researched information regarding current and emerging trends, examined our peer group and broader market equity burn rate and overhang levels, completed an assessment of our executive compensation and equity incentives and developed recommendations, provided related materials to the Compensation Committee, reviewed materials with the Compensation Committee and management, and made itself available for questions. Radford was retained by the Compensation Committee, reported directly to the Compensation Committee and has not performed any other compensation-related services for our Company or our management.
     In connection with its review, in March 2007, Radford presented to the Compensation Committee a report that:
•	Reviewed our compensation philosophy and peer group;

•	Presented Radford’s executive compensation competitive assessment, including:
•	Methodology and peer group;

•	Competitive assessment of base salary, target total cash and long-term incentives; and

•	Target total direct compensation;

•	Presented equity trends and addressed underwater option issues and alternatives; and

•	Presented Radford’s preliminary executive compensation recommendations.
     This report was considered by the Compensation Committee in its April 2007 NEO compensation decisions.
     As part of its analysis, Radford collected and analyzed compensation information from a comparative group of biotechnology companies. The component companies in this group were identified by Radford in consultation with our management and presented to the Compensation Committee for its consideration and approval. Following discussions among the Compensation Committee, Radford and management and resulting modifications, the Compensation Committee approved the selection of the peer group that the Compensation Committee believed to be appropriate. This peer group included industry peer companies that:
•	Predominately had market capitalizations between $100 million to $500 million and mid- to late- stage development portfolios; and

•	Were located primarily in western biotechnology centers.
     The peer group included in the 2007 analysis by Radford was composed of the following companies:
Arena Pharmaceuticals, Inc.
Avigen, Inc.
Cell Genesys, Inc.
Cell Therapeutics, Inc.
Cerus Corporation
Cytokinetics, Incorporated
Dendreon Corporation
Dynavax Technologies Corporation
ACADIA Pharmaceuticals Inc.
Anesiva, Inc.
Favrille, Inc.
Geron Corporation
Maxygen, Inc.
Novacea, Inc.
Peregrine Pharmaceuticals, Inc.
Pharmacyclics, Inc.
Rigel Pharmaceuticals, Inc.
Seattle Genetics, Inc.
Sonus Pharmaceuticals, Inc.
Sunesis Pharmaceuticals, Inc.
Telik, Inc.
Threshold Pharmaceuticals, Inc.
Vical Incorporated
XenoPort, Inc.
     To conduct its analysis, Radford blended available executive compensation data for this identified peer group of companies, and for comparable positions at public companies with between approximately 50 and 300 employees, included in the 2006 Radford Biotechnology Executive Total Direct Compensation Survey and proxy statement data (where proxy statement data were available) for the identified peer group of companies to form a final market data point to which it compared our compensation levels.
     While benchmarking was believed not to be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and goals that were unique to us, the Compensation Committee believed that gathering comparative information was an important part of its compensation-related decision-making process. The Compensation Committee applied its judgment in considering this comparative information, and, in making its compensation decisions, the Compensation Committee did not seek to match the compensation of the NEOs to a specific benchmark level.
Components of Compensation
     Our NEOs’ compensation had three primary components — base salary, annual cash bonus and stock option awards.
     Base Salary. Base salary was the primary fixed element of our NEO compensation program. Base salary for each of our NEOs was based principally on an evaluation of individual job performance during the prior year, as well as an evaluation of the benchmarking information described above. Generally, the Compensation Committee believed that NEO base salaries should be set at levels that were competitive with the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. In setting base salaries in 2007, the Compensation Committee considered the competitive information provided by Radford in 2007 and adopted a philosophy of targeting base salary levels at approximately the 55th percentile of market. The Compensation Committee considered this 55th percentile target as a general guideline for the appropriate base salary levels, but did not attempt to specifically match this or any other percentile.
     In April 2007, the Compensation Committee considered the report presented by Radford, which indicated that overall, our NEOs’ base salaries were at competitive levels generally consistent with our compensation philosophy, although in individual cases, certain individuals were above and certain individuals were below our targeted competitive percentile. The Compensation Committee also considered additional market information. Given that the NEOs had been largely successful in achieving most of the elements of our corporate goals for 2006, with the exception of achievement of statistical significance at the second interim analysis in our Phase 3 clinical trial of MyVax, the Compensation Committee concluded that we should increase base salaries in amounts designed to reward each of the NEOs for their performance in the prior year while maintaining base salaries at an appropriately competitive level. Accordingly, the Compensation Committee approved approximately 4% increases to base salaries, effective March 1, 2007, for all of the NEOs. These increases were generally consistent with Radford’s projection of the “market rate” of executive officer merit-based salary increases in 2007.
     Management Incentive Bonus Plan. The Compensation Committee believed that performance-based cash bonuses provided an important incentive to our NEOs to seek to attain our key operational and strategic goals. In April 2005, the Compensation Committee adopted our Management Incentive Bonus Plan, a cash-based performance incentive program designed to motivate NEOs and other key employees to achieve measurable corporate and individual goals that were consistent with and supported our overall strategic plan. The Management Incentive Bonus Plan did not prohibit the Compensation Committee from exercising discretion in connection with the plan. In April 2007, the Compensation Committee adopted terms of the Management Incentive Bonus Plan applicable to 2007 that reflected NEO bonus targets expressed as a percentage of base salaries, as described below, as well as an allocation between corporate and individual goals..
     In setting the 2007 bonus target percentages, the Compensation Committee determined that targets should be set at approximately the same percentage levels as in 2006, (the 60th percentile of market), other than for our CEO, whose bonus target percentage was increased to 55% of base salary. The Compensation Committee linked 80% of each NEO’s bonus to the achievement of corporate goals and 20% to the achievement of individual performance goals. These allocations were designed to balance the incentives of the NEOs between overall goals consistent with increasing stockholder value and individual performance goals. These target bonus amounts were consistent with Radford’s report that our target bonus opportunities for our NEOs other than our CEO were at competitive levels generally consistent with our philosophy. The increase in Dr. Denney’s target bonus amount was based on Radford’s recommendation and the Compensation Committee’s decision to maintain target bonus opportunities at competitive levels generally consistent with our philosophy and to increase the proportion of Dr. Denney’s compensation that was tied to our performance. The Compensation Committee also reviewed and, as revised based on discussion, approved our 2007 corporate goals and individual goals for all of our NEOs. The Compensation Committee believed that the Management Incentive Bonus Plan opportunities applicable to 2007 reflected competitive compensation levels as described above, taking into account each NEO’s performance in 2007 and prior years, as applicable.
     The individual and corporate goals for 2007 included “threshold,” “target” and “exceed” performance levels which, if achieved, would result in the payment of 50%, 100% or 150%, respectively, of the target bonus opportunity applicable to the goal. If the threshold level were not achieved for any corporate or individual goal, no amount was to be paid under the Management Incentive Bonus Plan with respect to that goal. The target cash bonus amounts, expressed as a percentage of each officer’s annual base salary, set by the Compensation Committee for each NEO are set forth below:

Target Bonus
Percentage
Dan W. Denney, Jr.	55%
Michael Buckley	30%
Tom DeZao	40%
J. Claude Miller	30%
Mary Ellen Rybak	35%
John M. Vuko	40%
     In April 2007, the Compensation Committee and Board approved detailed corporate goals applicable to the Management Incentive Bonus Plan for 2007. The goals were prepared in an interactive process in which the Compensation Committee worked with the CEO and other members of management to develop corporate performance goals that, except for the goal related to the outcome of our Phase 3 clinical trial of MyVax, which was not within the control of management, were set at levels that the Compensation Committee believed management could reasonably achieve with diligence and hard work over the year. The corporate goals were designed to enhance long-term stockholder value by driving executive performance toward realization of our long-term strategic plan. In setting these goals, the Compensation Committee took into account the long development cycle for biopharmaceuticals and sought to provide appropriate short-term incentives to achieve near-term operational goals that directly supported our longer-term goal of bringing a therapy to market. These corporate goals, each of which was assigned a percentage weight consistent with the following order, were as follows:
•	Achieve success in the final analysis of our Phase 3 clinical trial of MyVax;

•	Completion of specified activities related to the preparation of a BLA for MyVax;

•	Completion of specified operational activities;

•	Management of cash through a combination of capital raising and management of cash consumption consistent with our budget;

•	Completion of specified commercial and strategic planning activities; and

•	Completion of specified activities related to the development of our panel of monoclonal antibodies.
     For all NEOs other than the CEO, individual goals applicable to the Management Incentive Bonus Plan for 2007 were identified by the CEO and recommended by him to the Compensation Committee for its review and approval. The Compensation Committee sought to set each of the NEOs’ individual goals at levels that the Compensation Committee believed each of the NEOs could reasonably achieve with diligence and hard work over the year.
     As noted above, in December 2007, we obtained data indicating that our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL did not meet its primary clinical endpoint. In March 2008, the FDA communicated to us that, in light of our Phase 3 clinical trial’s failure to meet its primary endpoint, one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We then determined to suspend the development of MyVax, and we are currently evaluating our strategic alternatives with respect to all aspects of our business. We may not be able to raise or generate sufficient capital to fully address the uncertainties of our financial position and there continues to be substantial doubt about our ability to continue as a going concern. We currently have capital resources that we believe to be sufficient to support our current operations through approximately June 2008, and we do not expect to resume the conduct of our current operations other than as a substantially restructured entity, whether as a result of bankruptcy proceedings or otherwise. We have provided notices under the WARN Act to all but 21 of our employees, including all of our executive officers other than Dan W. Denney, Jr., our Chief Executive Officer, that we plan to conduct a “mass layoff” at our facility in Fremont, and the employment of all of these employees is expected to terminate by May 30, 2008. As a result of this reduction in force, we expect that approximately 20 employees will remain as our employees as of the end of May 2008, and that these employees will primarily be those involved in the development of our monoclonal antibody panel.
     In light of these events, in April 2008, the Board and Compensation Committee determined that no bonuses would be paid to employees, including NEOs, under the Management Incentive Bonus Plan for 2007. The Compensation Committee did not make any assessments as to whether corporate or individual goals were achieved for 2007. In addition, Dr. Denney agreed to reduce his base annual salary from $498,000 to $240,000.
     The Compensation Committee has not adopted a management incentive compensation plan for 2008. However, the events described above raised concerns about the possibility of premature departure of key executive officers and the potential negative impact on the value of our assets to creditors and stockholders were that to occur. As a result, the Board determined that it was necessary to offer to executive officers a short-term retention incentive. Accordingly, in April 2008, we established a Performance Incentive Plan referred to as the “PIP” designed to provide incentives to participants in the PIP to remain employed with us on a short-term basis and to achieve targeted business objectives critical to the preservation and maximization of the Company’s value. In adopting the PIP, the Board considered the need to preserve our limited cash resources, and thus sought to limit the benefits to amounts that it believed were the minimum necessary to retain these key executives. All executive officers, other than Dan W. Denney, Jr., our Chief Executive Officer, were eligible to participate in the PIP. Under the PIP, each executive officer received a set of written performance objectives to be achieved by that executive officer during the WARN notice period. These objectives were designed to protect our assets and maximize the Company’s overall value to creditors and stockholders, including, for example, assistance with critical fund-raising strategic planning and other efforts to generate value from our programs and other assets, participation in negotiations with creditors and assistance with regulatory compliance. Subject to the execution by the executive officer of a release of claims and other specified limitations, if the Board determines that the executive officer has achieved his or her performance objectives during the WARN notice period, the executive officer will receive the following benefits: (A) a lump sum payment equal to three months of the executive officer’s base salary; and (B) either Company-paid COBRA premiums for a three-month period or a cash payment equal to the amount of COBRA premiums for the same period, less applicable deductions. In addition, because of the increased responsibilities assigned during this brief period to Claude Miller, our former Vice President of Regulatory Affairs and Quality, and the importance of retaining his services throughout a critical brief period, the Committee determined to increase his monthly base salary by $7,500.
     Equity Awards. Stock options have historically been granted to our NEOs both as a reward for past individual and corporate performance and as an incentive for future performance. We believed that providing a significant portion of our NEOs’ total compensation in stock options would give NEOs a substantial economic interest in the long-term price appreciation of our common stock. As a consequence, we believed that the grant of stock options helped to align the interests of our NEOs and stockholders in sustained stockholder value creation. Stock options would appreciate in value only if the price of our common stock were to increase, which would benefits all stockholders. In addition, because a stock option would have value only if the NEO remained with us until the option vested, we believed that options could play a significant role in NEO retention. Our insider trading policy prohibits our NEOs from hedging or engaging in similar transactions in our common stock.
     We granted stock options under our 2007 Equity Incentive Plan (referred to in this discussion as the “EIP”), which was adopted by our Board and approved by our stockholders to permit the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other stock-based awards to our executive officers and other employees. All of our employees are eligible to participate in the EIP.

     Each NEO was granted a stock option when he or she initially joined our Company, based upon his or her position with us and relevant prior experience. These initial grants generally vested over four years, and no shares vested before the first anniversary of the option grant to ensure that NEOs who did not stay with us for at least one year did not benefit from the option grant. The four-year period was selected to compensate NEOs for their contribution over a period of time and to increase the retention value of the options. We have granted additional options to the NEOs to maintain equity levels as we increased the number of outstanding shares through financing activities, to extend retention incentives and to reward our NEOs.
     Historically, the Compensation Committee has considered annually (and more frequently as necessary) whether to make additional option grants to retain and reward our NEOs. The Compensation Committee, taking into account the benchmarking information described above and our CEO’s recommendations for all other NEOs, determined the size of option grants based upon its judgment as to whether the complete compensation packages provided to our NEOs, including prior equity awards, were sufficient to retain, motivate and adequately reward the NEOs. The Compensation Committee also considered the potential dilution and accounting costs of long-term equity awards as compared to those granted at other publicly traded companies that competed with us for executive talent and sought to balance the perceived value of equity compensation with the dilutive and other costs of that compensation to us. The EIP does not provide a formulaic method for weighing these factors, nor did the Compensation Committee employ one.
     Following the announcement of the results of the second interim analysis in our Phase 3 clinical trial of MyVax in the third quarter of 2006, our stock price suffered a significant decline, and, based upon input from our CEO and other members of management, our Compensation Committee discussed concerns related to the retention of key employees, including our NEOs and other officers, during the uncertain period prior to final results from the pivotal trial. In light of the importance to us of retaining these key employees so that we would have been positioned to achieve our objectives in the event that the trial results were favorable, in February 2007, the Compensation Committee approved the grant to Dr. Rybak, Mr. DeZao, Mr. C. Miller and Mr. Vuko of options to purchase up to 50,000, 50,000, 75,000 and 150,000 shares of our common stock, respectively. The Compensation Committee sought to provide a meaningful retention incentive and used its judgment in determining the size of the actual grants, taking into account past grant practices and the fact that a very large proportion of the options held by these officers had exercise prices well above our current stock price. All of these retention options were granted with exercise prices equal to the fair market value of our common stock on the date of grant, and all of the shares subject to the options vested on the second anniversary of the grant date. The Compensation Committee determined that this vesting schedule was appropriate to reflect the primary purpose of the retention options, which was to incent and retain the NEOs during the critical period in which we expected to receive trial results.
     In April 2007, the Compensation Committee evaluated additional option grants to our NEOs. In considering potential option grants, the Compensation Committee reviewed the competitive information provided by Radford and determined to target equity grant levels at approximately the 60th percentile of market. The Compensation Committee considered this 60th percentile target as a general guideline for the appropriate option grant levels, but did not attempt to specifically match this or any other percentile. The Radford report indicated that our executive equity grants were at competitive levels generally consistent with our approach from the perspectives of both the number of shares and the Black-Scholes valuation, although in individual cases, certain NEOs were above and certain NEOs were below our targeted competitive percentile. The Compensation Committee noted that a very large percentage (in some cases 100%) of the options held by our NEOs (other than those approved in February 2007) had exercise prices significantly in excess of our current stock price. Consistent with Radford’s recommendation, the Compensation Committee concluded that we should grant options to the NEOs at a level competitive with the upper end of the market range (in light of the limited retention value of out-of-the-money options), while maintaining an equity burn rate at an appropriate level. The Compensation Committee took into account the retention option grants to most of the NEOs that had been approved in February 2007 (including that no retention grant was made to Dr. Denney and that a significant retention grant was made to Mr. Vuko). Based on this analysis, the Compensation Committee approved the grant to Dr. Denney, Dr. Buckley, Mr. DeZao, and Mr. C. Miller of options to purchase up to 200,000, 15,000, 20,000 and

5,000 shares of our common stock, respectively. All of these options were granted with exercise prices equal to the fair market value of our common stock on the date of grant, and 1/48th of the shares subject to the options vested each month following the grant date.
     As permitted under generally accepted accounting principles and consistent with the express terms of the EIP, the Compensation Committee has historically determined fair market value under our stock option plans based upon the closing market price as reported by NASDAQ for the day preceding the date of grant. The Compensation Committee believed use of the closing price on the day before it met to approve option grants allowed the Compensation Committee to make more informed decisions, since the fair market value would be known to the Compensation Committee at the time of each meeting, regardless of whether the meeting occurred prior to or after the close of the market.
     The Compensation Committee has approved all equity grants to NEOs and other executive officers. We have not backdated options or granted options retroactively. In addition, we do not have any plan, program or practice of coordinating grants of options so that they are made before announcement of favorable information or after announcement of unfavorable information nor do we time the release of information for the purpose of affecting stock option value. In the event that the Compensation Committee were in possession of favorable material nonpublic information or anticipated favorable news, it could postpone making grants until a date subsequent to release of the information. For example, in February 2007, the Board approved the grant of retention stock options to all of the NEOs, other than the CEO, with the grants to be effective on the third day following the release of news related to our ongoing Phase 3 clinical data of MyVax, which management had anticipated would be positive.
     Perquisites. We have not provided our NEOs with any material perquisites. Other than the benefits provided under the PIP, all personal benefits offered to our NEOs, as well as our employee stock purchase plan and 401(k) plan, were also available on a non-discriminatory basis to other full-time employees, or we believed that they were integrally and directly related to the performance of the NEO’s duties and designed to facilitate the conduct of business.
Change-of-Control Arrangements
     None of our NEOs is party to an agreement that would provide benefits to the NEO upon a change of control, other than option grant agreements related to options granted under our EIP and 1996 Stock Option Plan. Our EIP provides that in the event of certain corporate transactions, all outstanding options under the EIP either will be assumed, continued or substituted for by any surviving entity. If the surviving or acquiring entity elects not to assume, continue or substitute for the options, the vesting of options that are held by individuals whose service with us has not terminated prior to the corporate transaction will be accelerated and the options will be terminated if not exercised prior to the effective date of the corporate transaction. The vesting of outstanding options held by any other individuals will not be accelerated and will terminate if not exercised prior to the effective date of the corporate transaction. In the event an option will terminate if not exercised, our Board may provide, in its sole discretion, that the optionholder may not exercise the option, but will receive a payment equal to the excess of the value of the property the optionholder would have received upon exercise over any exercise price. In the event of certain changes in control, the vesting and exercisability of outstanding options granted under the EIP may be accelerated if the optionee’s agreement so specifies.
Accounting and Tax Considerations
     Effective January 1, 2006, we adopted the fair value provisions of Financial Accounting Standards Board Statement No. 123(R) (revised 2004), “Share-Based Payment,” or SFAS 123R. Under SFAS 123R, we are required to estimate and record an expense for each award of equity compensation (including stock options) over the vesting period of the award. The Compensation Committee has determined to record expenses related to our stock option program on an ongoing basis according to SFAS 123R. The Compensation Committee has considered, and may in the future consider, the grant of alternative equity incentives to our NEOs in lieu of stock option grants in light of the accounting impact of SFAS 123R with respect to stock option grants and other considerations.

     Section 162(m) of the Code limits our deduction for federal income tax purposes to not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is “performance-based compensation.” The Compensation Committee has not established a policy for determining which forms of incentive compensation awarded to our executive officers would be designed to qualify as “performance-based compensation” and has not adopted a policy that requires all compensation to be deductible. However, the Compensation Committee may consider the effects of the compensation limits of Section 162(m) on any compensation that may be granted in a manner consistent with our best interests and those of our stockholders. Our EIP was amended in 2007 to include certain performance metrics and limitations designed to meet the requirements of Section 162(m).

Summary Compensation Table
     The following table shows, for the fiscal year ended December 31, 2007, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Financial Officer during fiscal 2007, and our three other most highly compensated executive officers at December 31, 2007 (the “NEOs”).
Summary Compensation Table for Fiscal 2007

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)(1)	($)(2)	($)(3)	($)
Dr. Dan W. Denney, Jr.	2007	494,667	—	—	1,018,704	—	1,223	1,514,594
President and	2006	475,000			1,382,148	140,400	1,214	1,998,762
Chief Executive Officer

Mr. John M. Vuko	2007	310,417	—	—	416,381	—	1,338	728,136
Vice President of Finance and Chief Financial Officer(4)	2006	296,667			417,187	82,560	1,309	797,723

Mr. Thomas DeZao	2007	269,167	—	—	193,818	—	602	463,587
Vice President of Strategic Marketing and Sales(5)	2006	257,333			206,822	74,672	384	539,211

Mr. Claude Miller	2007	258,750	—	—	233,383	—	1,073	493,206
Vice President of Regulatory Affairs and Quality(5)	2006	248,333			242,325	51,600	1,058	543,316

Dr. Mary Ellen Rybak	2007	299,585	—	—	166,145	—	1,313	467,043
Vice President Medical Affairs and Chief Medical Officer(5)(6)

(1)	Amounts reflect the dollar amount recognized for financial statement reporting purposes for the relevant fiscal year, in accordance with SFAS 123R, and include amounts attributable to awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are disclosed in the Notes to the Company’s Financial Statements for the relevant fiscal year included in the Original Filing and in the Company’s prior Annual Reports on Form 10-K for the relevant fiscal year. However, as required, amounts shown in the table exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the “Grants of Plan-Based Awards” table below for more information regarding option awards granted in 2007.

(2)	Amounts shown for 2006 include amounts paid in 2007 with respect to bonuses earned in 2006.

(3)	Represents annual premiums paid under our group term life insurance policy.

(4)	Resigned as Vice President of Finance and Chief Financial Officer on April 1, 2008, but remains an employee of the Company.

(5)	Resigned from position as an executive officer on March 31, 2008, but remains an employee of the Company.

(6)	Commenced employment with the Company in May 2006.

Grants of Plan-Based Awards
     The following table shows, for the fiscal year ended December 31, 2007, certain information regarding grants of plan-based awards to the NEOs:
Grants of Plan-Based Awards in Fiscal 2007

								Estimated Future Payouts
	Estimated Future Payouts Under							Under Equity Incentive
	Non-Equity Incentive Plan Awards (1)							Plan Awards
									All Other	All Other
									Stock	Option		Grant
									Awards:	Awards:		Date Fair
									Number of	Number of	Exercise or	Value of	Closing
									Shares of	Securities	Base Price	Stock and	Market
	Approval		Thres-		Maxi-	Thres-		Maxi-	Stock or	Underlying	of Option	Option	Price on
	Date of	Grant	Hold	Target	mum	hold	Target	Mum	Units	Option	Awards	Awards	Approval
Name	Grant	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)(2)	($/Sh)(3)	($) (4)	Date(5)
Dr. Denney	4/6/07	4/6/07	136,950	273,900	410,850	—	—	—	—	—	—	—	—
	4/6/07	4/6/07	—	—	—	—	—	—	—	200,000	4.23	544,760	4.23
Mr. Vuko	4/6/07	4/6/07	62,500	125,000	187,500	—	—	—	—	—	—	—	—
	2/1/07	3/2/07	—	—	—	—	—	—	—	150,000	3.59	345,615	3.81
Mr. DeZao	2/1/07	4/6/07	54,200	108,400	162,600	—	—	—	—	—	—	—	—
	4/6/07	4/6/07	—	—	—	—	—	—	—	20,000	4.23	54,476	4.23
	2/1/07	3/2/07	—	—	—	—	—	—	—	50,000	3.59	115,205	3.81
Mr. Miller	4/6/07	4/6/07	39,075	78,150	117,225	—	—	—	—	—	—	—	—
	4/6/07	4/6/07	—	—	—	—	—	—	—	5,000	4.23	13,619	4.23
	2/1/07	3/2/07	—	—	—	—	—	—	—	75,000	3.59	172,808	3.81
Dr. Rybak	4/6/07	4/6/07	53,550	107,650	160,650	—	—	—	—	—	—	—	—
	2/1/07	3/2/07	—	—	—	—	—	—	—	50,000	3.59	115,205	3.81

(1)	No cash bonuses were approved by the Compensation Committee for fiscal 2007 and therefore no bonus amounts are shown in the “Non-Equity Incentive Plan Compensation” column for fiscal 2007 of the Summary Compensation Table above.

(2)	The terms of the option grants are consistent with those of options granted to other employees under our 2007 Equity Incentive Plan. All of the options vest over a four-year period, with 1/48th of the shares subject to the options vesting each month following the grant date.

(3)	The exercise price of all stock options granted was equal to the fair market value of our common stock for the date of grant. As permitted under generally accepted accounting principles and consistent with the express terms of the Incentive Plan, the Compensation Committee has historically determined fair market value under our stock option plans based upon the closing market price as reported by NASDAQ for the trading day preceding the date of grant as reported on NASDAQ.

(4)	Represents the full grant date fair value, pursuant to SFAS 123R. See Note 10 of Notes to Financial Statements included in the Original Filing for a discussion of the assumptions made in determining the grant date fair value and compensation expense of equity awards.

(5)	Represents the closing market price as reported on NASDAQ for the trading date preceding the date of approval of the grant. Options granted on March 2, 2007 were approved by the Board and Compensation Committee on February 1, 2007.

(3)	The exercise price of all stock options granted was equal to the fair market value of our common stock for the date of grant. As permitted under generally accepted accounting principles and consistent with the express terms of the EIP, the Compensation Committee has historically determined fair market value under our stock option plans based upon the closing market price as reported by NASDAQ for the trading day preceding the date of grant as reported on NASDAQ.

(4)	Represents the full grant date fair value, pursuant to SFAS 123R. See Note 10 of Notes to Financial Statements included in the Original Filing for a discussion of the assumptions made in determining the grant date fair value and compensation expense of equity awards.
     We do not have formal employment agreements with any of our NEOs. Typically, NEOs are employed “at will,” following acceptance of offers letters from the Company. Information regarding performance goals applicable with regard to non-equity incentive plan awards and vesting schedules applicable to option awards, as well as executive compensation policies, practices and arrangements, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan Based Awards table was paid or awarded, are described above under “Executive Compensation — Compensation Discussion and Analysis.”
Outstanding Equity Awards at Fiscal Year-End
     The following table shows, for the fiscal year ended December 31, 2007, certain information regarding outstanding equity awards at fiscal year end for the NEOs.
Outstanding Equity Awards At December 31, 2007

	Option Awards					Stock Awards(1)
									Equity
								Equity	Incentive Plan
			Equity					Incentive Plan	Awards:
			Incentive					Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)(2)	(#)(2)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Dr. Denney	29,167	—	—	2.97	8/22/13	—	—	—	—
	104,166	20,834		9.75	8/23/14
	266,666	133,334		12.50	4/01/15
	52,083	72,917		8.00	4/27/16
	37,500	62,500		6.78	6/16/16
	33,333	166,667		4.23	4/06/17

Mr. Vuko	137,500 (3)	12,500 (3)	—	9.97	4/19/14	—	—	—	—
	42,666	21,334		12.50	4/01/15
	31,250	43,750		8.00	4/27/16
	—	150,000		3.59	3/02/17

Mr. DeZao	16,000 (3)	— (3)	—	1.20	3/06/12	—	—	—	—
	9,576	—		1.80	7/01/13
	22,067	—		2.70	8/22/13
	59,791	10,209		9.72	7/21/14
	20,000	10,000		12.50	4/01/15
	14,583	20,417		8.00	4/27/16
	—	50,000		3.59	3/02/17
	3,333	16,667		4.23	4/06/17

Mr. Miller	33,541 (3)	1,459 (3)	—	12.25	2/17/14	—	—	—	—
	51,250	8,750		9.72	7/21/14
	18,000	9,000		12.50	4/01/15
	18,750	26,250		8.00	4/27/16
	—	75,000		3.59	3/02/17
	833	4,167		4.23	4/06/17

Dr. Buckley	56,250 (3)	18,750 (3)	—	15.87	1/06/15	—	—	—	—
	12,500	17,500		8.00	4/27/16
	—	50,000		3.59	3/02/17
	2,500	12,500		4.23	4/06/17

Dr. Rybak	42,500 (3)	77,500 (3)	—	7.27	5/15/16	—	—	—	—
	—	50,000		3.59	3/02/17

(1)	None of the NEOs had any outstanding stock awards at the end of fiscal 2007.

(2)	All of the options vest over a four-year period, with 1/48th of the shares subject to the options vesting each month following the grant date, unless otherwise noted. All options expire on the tenth anniversary of the grant date.

(3)	Options were granted at commencement of employment with the Company. These options vest over a four-year period, with 25% vesting 12 months after date of employment and the remaining vesting at a rate of 1/48th monthly thereafter.
Option Exercises and Stock Vested
     There were no options exercised or shares acquired on the vesting of stock during the fiscal year ended December 31, 2007 by the NEOs.
Severance Protection and Employment Agreements
     For a discussion of our change-in-control arrangements, see “Executive Compensation — Compensation Discussion and Analysis — Change-of-Control Arrangements” above.
     Our EIP provides that in the event of certain corporate transactions, all outstanding options under the EIP either will be assumed, continued or substituted for by any surviving entity. If the surviving or acquiring entity elects not to assume, continue or substitute for such options, the vesting of such options that are held by individuals whose service with us has not terminated prior to the corporate transaction will be accelerated and the options will be terminated if not exercised prior to the effective date of the corporate transaction. The vesting of outstanding options held by any other individuals will not be accelerated and will terminate if not exercised prior to the effective date of the corporate transaction. Under the EIP, in the event an option will terminate if not exercised, our Board may provide, in its sole discretion, that the optionholder may not exercise the option, but will receive a payment equal to the excess of the value of the property the optionholder would have received upon exercise over any exercise price. In the event of certain changes in control, the vesting and exercisability of outstanding options granted under the EIP may be accelerated if the optionee’s agreement so specifies.
     As discussed above under Item 11, in April 2008, we established a Performance Incentive Plan, referred to as the “PIP,” designed to provide incentives to participants in the PIP to remain employed with us on a short-term basis and to achieve targeted business objectives critical to the preservation and maximization of the Company’s value. All executive officers, other than Dan W. Denney, Jr., our Chief Executive Officer, were eligible to participate in the PIP. Under the PIP, each executive officer received a set of written performance objectives to be achieved by that executive officer during the WARN notice period. These objectives were designed to protect our assets and maximize the Company’s overall value to creditors and stockholders.

Subject to the execution by the executive officer of a release of claims and other specified limitations, if the Board determines that the executive officer has achieved his or her performance objectives during the WARN notice period, the executive officer will receive the following benefits: (A) a lump sum payment equal to three months of the executive officer’s base salary; and (B) either Company-paid COBRA premiums for a three-month period or a cash payment equal to the amount of COBRA premiums for the same period, less applicable deductions. Set forth below are the potential amounts payable to each of the NEOs under the PIP.

Name	Potential Payment under PIP

Mr. John M. Vuko	$64,473
Mr. Thomas DeZao	$69,150
Mr. Claude Miller	$57,719
Dr. Mary Ellen Rybak	$77,570
DIRECTOR COMPENSATION
     The following table shows, for the fiscal year ended December 31, 2007, certain information with respect to the compensation of all non-employee directors of the Company during fiscal 2007.:
Non-employee Director Compensation for Fiscal 2007

				Non-Equity
	Fees Earned of Paid			Incentive Plan
	in Cash	Stock Awards	Option Awards	Compensation	All Other	Total
Name	($)(1)	($)	($)(2)(3)(4)	($)	Compensation (4)	($)

Gordon D. Denney	25,000	—	34,345	—	—	59,345
Gregory Ennis	25,000	—	34,345	—	—	59,345
Stanford C. Finney(5)	25,000	—	34,345	—	—	59,345
William Hasler	25,000	—	34,345	—	—	59,345
R. Kent McGaughy, Jr.	13,859	—	10,943	—	—	24,802

(1)	Cash retainer paid for services as directors in 2007.

(2)	Amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007, in accordance with SFAS 123R, and include amounts attributable to awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are disclosed in the Notes to the Company’s Financial Statements for the relevant fiscal year included in the Original Filing and in the Company’s prior Annual Reports on Form 10-K for the relevant fiscal year. However, as required, amounts shown in the table exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	As of December 31, 2007, the aforementioned directors held options to purchase the following number of shares of the Company’s common stock: Mr. Denney, 75,000; Mr. Ennis, 88,000; Mr. Finney, 77,000; Mr. Hasler, 87,000; and Mr. McGaughy, 25,000.

(4)	During 2007, each non-employee director received an option to purchase 10,000 shares with a full grant date fair value as determined in accordance with SFAS 123R of $23,632.

(5)	Mr. Finney resigned from the Board in March 2008.

     Each non-employee director of the Company receives an annual cash retainer of $25,000, payable quarterly in advance. The members of the Board are also eligible for reimbursement for their expenses incurred in attending Board and committee meetings in accordance with Company policy. Each non-employee director also receives stock option grants under the 2003 Non-Employee Directors’ Stock Option Plan (referred to as the “Directors’ Plan”). Option grants under the Directors’ Plan are non-discretionary. Under the Directors’ Plan, each non-employee director who becomes a director of the Company will be automatically granted, on the date on which such person first becomes a director, a non-statutory stock option to purchase 25,000 shares of common stock. Each year on the day following the Company’s annual meeting of stockholders (or the next business day if that date is a legal holiday), each member of the Board who is not an employee of the Company or, where specified by the non-employee director, an affiliate of such director, is automatically granted an option to purchase 10,000 shares of common stock of the Company under the Directors’ Plan. Each non-employee director who has been a director for less than 12 months will receive an annual grant that has been reduced pro rata for each quarter prior to the date of grant during which such person did not serve as a non-employee director. Stock options under the Directors’ Plan are granted at exercise prices equal to the fair market value of the common stock, which is the closing sales price as quoted on the NASDAQ Global Market on the last trading day prior to the date of grant. Initial grants and annual grants vest in 36 equal monthly installments over three years. No option granted under the Directors’ Plan may be exercised after the expiration of ten years from the date it was granted.
Compensation Committee
     The Compensation Committee is currently composed of two directors: Messrs. Ennis and Hasler. The Board has determined that each of the members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the NASDAQ listing standards). The Compensation Committee has adopted a written charter that can be found in the Corporate Governance section of the Investor Relations section of the Company’s website on the worldwide web at www.genitope.com. In April 2007, our Board amended the written charter of our Compensation Committee.
     The Compensation Committee of the Board acts on behalf of the Board to review, adopt and oversee the Company’s compensation strategy, policies, plans and programs, including:
•	establishment of corporate and individual performance objectives relevant to the compensation of the Company’s executive officers and other senior management and evaluation of performance in light of these stated objectives;

•	review and recommendation to the Board for approval of the compensation and other terms of employment or service, including severance and change-in-control arrangements, of the Company’s Chief Executive Officer, other executive officers and directors;

•	review and approval of appropriate insurance coverage for our officers and directors; and

•	administration of the Company’s equity compensation plans, pension and profit-sharing plans, deferred compensation plans and other similar plan and programs.
     The Compensation Committee also reviews with management the Company’s Compensation Discussion and Analysis and considers whether to recommend that it be included in proxy statements and other SEC filings.

Compensation Committee Processes and Procedures
     During 2007, the Compensation Committee met seven times. The agenda for each meeting was usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer. The Compensation Committee met regularly in executive session. However, from time to time, various members of management and other employees, as well as outside advisors or consultants, were invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. The Chief Executive Officer did not participate in, and is not present during, any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company, as well as authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Information regarding consultants engaged by the Compensation Committee is provided in the Compensation Discussion and Analysis section of this Amendment No. 1.
     Generally, the Compensation Committee’s process comprised two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicited and considered evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance was conducted by the Compensation Committee, which determined any adjustments to his compensation as well as awards to be granted.
     Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees, as appropriate. In 2003, the Compensation Committee formed a Non-Officer Stock Option Subcommittee, currently composed of Dr. Denney, to which it delegated authority to grant, without any further action required by the Compensation Committee, stock options to employees who are not officers of the Company. The purpose of this delegation of authority was to enhance the flexibility of option administration within the Company and to facilitate the timely grant of options to non-management employees, particularly new employees and employees who have been promoted, within specified limits approved by the Compensation Committee. Typically, as part of its oversight function, the Compensation Committee has reviewed on a quarterly basis the list of grants made by the subcommittee.
     For all executives and directors, as part of its deliberations, the Compensation Committee has reviewed and considered, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels, and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant.
     Generally, the Compensation Committee reviews, discusses and assesses its own performance at least annually. The Compensation Committee also periodically reviews and assesses the adequacy of its charter, including the Compensation Committee’s role and responsibilities, and recommends any proposed changes to the Board for its consideration.
     The performance and compensation process and specific determinations of the Compensation Committee with respect to executive compensation for fiscal 2007 are described in greater detail in the Compensation Discussion and Analysis section of this Amendment No. 1.
Compensation Committee Interlocks and Insider Participation
     No member of our Compensation Committee has ever been an executive officer or employee of the Company. None of our executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. For information with respect to related-person transactions involving members of the Compensation Committee, see “Transactions with Related Persons.”

Compensation Committee Report1
     The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Amendment No. 1. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Amendment No. 1.
COMPENSATION COMMITTEE
Gregory Ennis
William A. Hasler

[1]	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Genitope under the 1933 Act or the 1934 Act, other than the Company’s Annual Report on Form 10-K, as amended by this Amendment No. 1, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Beneficial Ownership Table
     The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2008 by: (i) each director; (ii) each of the NEOs; (iii) all executive officers and directors of the Company as a group: and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership (1)
Beneficial Owners	Number of Shares	Percent of Total

Beneficial Owners of more than Five Percent
CPMG, Inc.(2)	8,133,008	18.9%
Susquehanna Investment Group(3)	2,575,246	6.0%
William R. Hambrecht(4)	2,560,000	6.0%
John Arrillaga, Jr.(5)	2,291,341	5.3%
BNP Paribas Arbitrage SA(6)	2,250,000	5.3%
James Passin & Harry Sawikin(7)	2,247,041	5.2%

Executive Officers and Directors

Dan W. Denney, Jr., Ph.D.(8)	1,888,806	4.3%
John M. Vuko(9)	253,163	*
Thomas DeZao(10)	169,695	*
Claude Miller(11)	144,767	*
Mary Ellen Rybak, M.D.(12)	60,708	*

Gregory Ennis(13)	773,090	1.8%
Gordon D. Denney(14)	145,053	*
William A. Hasler(15)	141,295	*
R. Kent McGaughy, Jr.(16)	8,133,008	18.9%
All directors and executive officers as a group (10 persons)(17)	11,795,007	27.4%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G and 13D, if any, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 42,984,226 shares outstanding on March 31, 2008 adjusted as required by rules promulgated by the SEC. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2008 are deemed outstanding for computing the percentage of beneficial ownership of the person holding such options but are not deemed outstanding for computing the percentage of beneficial ownership of any other person. Unless otherwise provided, the address for each of the beneficial owner’s above is c/o Genitope Corporation, 6900 Dumbarton Circle, Fremont, California 94555.

(2)	Based on information provided to the Company by CPMG, Inc.: (i) the address of CPMG, Inc. is 2100 McKinney, Suite 1770, Dallas, Texas 75201; (ii) CPMG, Inc. may be deemed to beneficially own shares owned and/or held by and/or for the account and/or benefit of other persons, including persons for which CPMG, Inc. serves as an investment adviser and/or manager; (iii) includes 7,638 shares that R. Kent McGaughy, Jr., has the right to acquire within 60 days of March 31, 2008 pursuant to a stock option to purchase 25,000 shares of the Company’s stock for an exercise price of $3.67 per share granted to Mr. McGaughy, the President and a shareholder of CPMG, Inc., in June 2007 (the “Option”); (iv) Mr. McGaughy has entered into an arrangement with CPMG, Inc., to assign any and all profits realized by Mr. McGaughy from or in connection with the Option to CPMG, Inc.; (v) pursuant to this arrangement, CPMG, Inc., may provide the amount of funds or other consideration used or to be used in making stock purchases, if any, pursuant to the Option; (vi) Edward W. Rose III is the sole director and a shareholder of CPMG, Inc.; (vii) Mr. Rose may be deemed to beneficially own shares owned and/or held by and/or for the account and/or benefit of CPMG, Inc.; and (viii) each of CPMG, Inc. and Mr. Rose disclaims beneficial ownership of the shares, except to the extent of their pecuniary interest therein.

(3)	Based on the information contained in a Schedule 13G filed with the SEC on February 12, 2008, the address for Susquehanna Investment Group is 401 City Avenue, Suite 220, Bala Cynwyd, Pennsylvania 19004.

(4)	Based on the information contained in a Schedule 13G filed with the SEC on February 15, 2008: (i) the address for Mr. Hambrecht is 2500 Steiner Street, San Francisco, California 94115; (ii) includes 1,100,000 shares held by W.R. Hambrecht + Co., LLC for which Mr. Hambrecht has shared voting and dispositive power over these shares; and (iii) Mr. Hambrecht has sole voting power and dispositive power with respect to 1,460,000 shares.

(5)	Based on the information contained in a Schedule 13G filed with the SEC on May 7, 2007: (i) the address for Mr. Arrillaga is 2560 Mission College Boulevard, Suite 101, Santa Clara, California 95054; (ii) Mr. Arrillaga is the manager of an investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of 2,010,996 shares of the shares; and (iii) Mr. Arrillaga has sole voting power with respect to 161,231 shares and shared dispositive power with respect to 2,015,196 shares.

(6)	Based on the information contained in a Schedule 13G filed with the SEC on October 17, 2007, the address of BNP Paribas Arbitrage SA is 787 Seventh Ave., New York, New York 10019.

(7)	Based on the information contained in a Schedule 13G filed with the SEC on December 14, 2007: (i) the address for Messrs. Passin and Sawikin is 152 West 57th Street, 24th Floor, New York, New York 10019; (ii) the shares are held by investment funds advised by two investment advisory entities (FGS Advisors, LLC, and FG2 Advisors, LLC) of which Messrs. Passin and Sawikin are the controlling principals; and (iii) Messrs. Passin and Sawikin disclaim beneficial ownership of the shares.

(8)	Includes 621,873 shares that Dr. Denney has the right to acquire within 60 days of March 31, 2008 through the exercise of stock options.

(9)	Includes 238,395 shares that Mr. Vuko has the right to acquire within 60 days of March 31, 2008 through the exercise of stock options.

(10)	Includes 161,496 shares that Mr. DeZao has the right to acquire within 60 days of March 31, 2008 through the exercise of stock options.

(11)	Includes 138,103 shares that Mr. Miller has the right to acquire within 60 days of March 31, 2008 through the exercise of stock options.

(12)	Includes 55,000 shares that Dr. Rybak has the right to acquire within 60 days of March 31, 2008 through the exercise of stock options.

(13)	Includes 77,165 shares that Mr. Ennis has the right to acquire within 60 days of March 31, 2008 through the exercise of stock options. Also includes 109,015 shares held by Peninsula Equity Partners, L.P., 516,649 shares held by Peninsula Equity Partners SBIC, L.P., 2,895 shares held by Peninsula Sodalis Fund, L.P. and 24,300 shares held in Mr. Ennis’ Peninsula Equity Partners’ 401(k) fund. Mr. Ennis is a managing member of the general partner of Peninsula Equity Partners, L.P. and Peninsula Sodalis Fund L.P. and a managing member of Peninsula Equity Partners SBIC, L.P. and a managing member of Peninsula Equity Partners SBIC, LLC, the general partner of Peninsula Equity Partners SBIC, L.P. Includes 6,683 shares and 650 shares of common stock that Peninsula Equity Partners SBIC, L.P. and Peninsula Equity Partners, L.P., respectively, have the right to acquire within 60 days of March 31, 2008 through the exercise of outstanding warrants. Mr. Ennis disclaims beneficial ownership of the shares held by these entities, except to the extent of his proportionate pecuniary interest therein.

(14)	Includes 1,666 shares held by Mr. Denney’s spouse, 5,832 shares held by Mr. Denney as Custodian Under UGMA for Davis Jordan Denney, 5,832 shares held by Mr. Denney as Custodian Under UGMA for Katherine Ann Denney and 64,165 shares that Mr. Denney has the right to acquire within 60 days of March 31, 2008 through the exercise of stock options.

(15)	Includes 76,165 shares that Mr. Hasler has the right to acquire within 60 days of March 31, 2008 through the exercise of stock options.

(16)	Includes shares described in Note 2 above. Mr. McGaughy is the President and a shareholder of CPMG, Inc. Mr. McGaughy disclaims beneficial ownership of the shares held by these entities, except to the extent of his pecuniary interest therein.

(17)	Includes shares described in the notes above, as applicable. Total number of shares includes 10,263,925 shares of common stock held by persons and entities affiliated with our directors and executive officers, 7,333 shares issuable upon the exercise of outstanding warrants and 1,523,749 shares that certain directors and executive officers have the right to acquire within 60 days after March 31, 2008 pursuant to outstanding stock options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2007:
Equity Compensation Plan Information(1)

Number of Securities
	Number of		Remaining Available
	Securities to be		for Issuance Under
	issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options,	Reflected in
	and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,904,857	$9.13	5,528,542
Equity compensation plans not approved by security holders	—	—	—
Total	4,904,857	$9.13	5,528,542

(1)	On January 1st of each year, the number of authorized shares under (a) the 2007 Equity Incentive Plan automatically increases by a number of shares equal to 5% of the outstanding shares on December 31st of the preceding calendar year, (b) the 2003 Non-Employee Directors’ Stock Option Plan automatically increases by a number of shares equal to the lesser of (i) the number of shares of common stock subject to option during the preceding calendar year and (ii) such other number as determined by the Board, (c) the 2003 Employee Stock Purchase Plan automatically increases by a number of shares equal to the lesser of (i) 166,666 shares, (ii) 1.5% of the outstanding shares on December 31st of the preceding calendar year, and (iii) such other number as determined by the Board. On January 1, 2008, the number of shares of stock available for future issuance was automatically increased by 2,138,001 under our 2007 Equity Incentive Plan, 65,000 under our 2003 Non-Employee Directors’ Stock Option Plan and by 166,000 under our 2003 Employee Stock Purchase Plan pursuant to the terms of those plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related-Person Transactions Policy and Procedures
     Pursuant to our Code of Business Conduct and Ethics, our executive officers and directors, including their immediate family members and affiliates, are not permitted to enter into related-person transactions without the prior consent of our audit committee (or other independent committee of our Board in case it is inappropriate for our audit committee to review such transaction due to a conflict of interest). Any material transaction with an executive officer, director, or any of such persons’ immediate family members or affiliates, must first be presented to our audit committee for review, consideration and approval. We do not have any additional written procedures governing the process for addressing related-person transactions. However, in approving or rejecting proposed transactions, our audit committee generally considers the relevant facts and circumstances available and deemed relevant, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence.
Certain Related-Person Transactions
     We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and our Bylaws. Our Bylaws provide that Genitope must indemnify its directors and officers and may indemnify its other employees and agents to the fullest extent permitted by Delaware law. Our Bylaws also permit it to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity.
Independence of the Board of Directors
     As required under The Nasdaq Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect time to time.
     Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following three directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs. Ennis, Hasler and McGaughy. In making this determination, the Board found that none of the these directors had a material or other disqualifying relationship with the Company. Dr. Denney, the Company’s Chief Executive Officer, and Mr. Denney, who is Dr. Denney’s brother, are not “independent” within the meaning of the NASDAQ listing standards.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2007 and December 31, 2006 by Deloitte & Touche LLP, the Company’s independent registered public accounting firm for such fiscal years.

	Fiscal Year Ended
	December 31,
	2007*	2006
	(In thousands)
Audit Fees(a)	$625	$502
Audit Related Fees(b)	87	—
Tax Fees(c)	—	—
All Other Fees(d)	—	—
Total Fees	$712	$502

*	Does not include $107,000 and $93,000 in Audit Fees that were billed for services in 2006 and 2007, respectively, provided by PricewaterhouseCoopers LLP, the Company’s former independent registered public accounting firm for professional services rendered for work necessary to file S-8 and S-3 registration statements with the SEC.

(a)	Consists of fees billed for services associated with the annual audit, including the audit of internal control over financial reporting, the reviews of the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, as well as services performed in conjunction with our filings of Registration Statements on Form S-3 and S-8 and related prospectuses and prospectus supplements.

(b)	Includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” for the fiscal year ended December 31, 2007.

(c)	Includes fees billed for professional services for tax compliance, tax advice and tax planning.

(d)	Includes fees for products and services other than the services described above.
Pre-Approval Policies and Procedures
     The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Deloitte & Touche LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
     The Audit Committee has determined that the rendering of the services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2008.

GENITOPE CORPORATION
By:	/s/ Dan W. Denney, Jr.
Dan W. Denney, Jr.
Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Dan W. Denney, Jr. Dan W. Denney, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2008

/s/ Dan W. Denney, Jr. Dan W. Denney, Jr.	Interim Chief Financial Officer (Principal Financial Officer)	April 29, 2008

/s/ Greg Overholzer Greg Overholzer	Controller (Principal Accounting Officer)	April 29, 2008

/s/ Gordon D. Denney Gordon D. Denney	Director	April 29, 2008

/s/ Gregory Ennis Gregory Ennis	Director	April 29, 2008

/s/ William A. Hasler William A. Hasler	Director	April 29, 2008

/s/ R. Kent McGaughy, Jr. R. Kent McGaughy, Jr.	Director	April 29, 2008

EXHIBIT INDEX
To Amendment No. 1 to Annual Report on Form 10-K

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.