Form 10-Q
period 2008-03-31
GENITOPE CORP
filed 2008-05-28
CIK 1028358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2008, 42,984,226 shares of common stock, par value $0.001 per share, of Genitope Corporation were outstanding.

GENITOPE CORPORATION

     The terms “Genitope,” “we,” “us” and “our” as used in this report refer to Genitope Corporation.
     Genitope(R) Corporation, Hi-GET(R) gene amplification technology, our logo and MyVax(R) personalized immunotherapy are our registered house mark and trademarks. All other brand names and service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except per share and share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,554	$11,517
Marketable securities	851	15,416
Miscellaneous receivables	10	625
Prepaid expenses and other current assets	1,775	1,277

Total current assets	14,190	28,835
Restricted cash and marketable securities	1,000	1,000
Property and equipment, net	49,392	89,012
Other assets	108	1,761

Total assets	$64,690	$120,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,754	$2,096
Accrued and other current liabilities	5,381	3,822
Current portion of lease financing liability	245	190
Current portion of credit line	3,541	2,009

Total current liabilities	10,921	8,117
Lease financing liability and accrued interest	43,667	44,360
Non-current portion of credit line	—	2,016

Total liabilities	54,588	54,493

Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized; issued and outstanding: 42,984,226 shares at March 31, 2008 and 42,760,154 shares at December 31, 2007	43	43
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding: at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	323,513	325,844
Deficit accumulated during the development stage	(313,454)	(259,772)

Total stockholders’ equity	10,102	66,115

Total liabilities and stockholders’ equity	$64,690	$120,608

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			Cumulative
			Deficit during
			the Development
			Stage Period
			August 15, 1996
	Three Months Ended		(date of inception)
	March 31,		to March 31,
	2008	2007	2008
Operating expenses:
Research and development	$12,557	$11,820	$204,896
Sales and marketing	317	468	12,861
General and administrative	637	2,277	35,578

Total operating expenses	13,511	14,565	253,335

Impairment loss	38,581	—	38,581

Loss from operations	(52,092)	(14,565)	(291,916)
Loss on extinguishment of convertible notes and cancellation of Series E convertible preferred stock warrants	—	—	(3,509)
Interest expense	(1,254)	(1,319)	(10,584)
Interest and other income (expense)	(336)	655	10,962

Net loss	(53,682)	(15,229)	(295,047)
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	—	—	(18,407)

Net loss attributable to common stockholders	$(53,682)	$(15,229)	$(313,454)

Basic and diluted net loss per share attributable to common stockholders	$(1.25)	$(0.42)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	42,871	36,052

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Cumulative
			Period from
			August 15, 1996
			(date of
	Three Months Ended		inception)
	March 31,		to March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(53,682)	$(15,229)	$(295,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,987	1,859	17,940
Unrealized loss on marketable securities	156	—	380
Loss on sale of marketable securities	380	—	706
Stock-based compensation expense (income)	(2,474)	1,135	12,383
Impairment loss	38,581	—	38,581
Sales of trading securities	13,178	—	13,178
Maturities of trading securities	850	—	850
Loss on disposal of assets	—	—	29
Loss on extinguishment of convertible notes and cancellation of convertible preferred stock warrants	—	—	3,509
Amortization of warrant issued to guarantor of lines of credit	—	—	1,933
Interest expense on convertible notes	—	—	892
Common stock issued for services	—	—	46
Changes in assets and liabilities:
Miscellaneous receivables	15	(15)	(5)
Prepaids and other assets	30	294	(599)
Accounts payable	(366)	(738)	(541)
Accrued and other current liabilities	1,603	84	3,348

Net cash provided by (used in) operating activities	258	(12,610)	(202,417)

Cash flows from investing activities:
Purchase of property and equipment	(76)	(6,252)	(79,101)
Purchases of marketable securities	—	(45,419)	(532,027)
Sales of marketable securities	—	4,272	178,466
Maturities of marketable securities	—	41,112	337,594
Sales of restricted cash and marketable securities	—	7,138	37,762
Purchases of restricted cash and marketable securities	—	—	(38,762)
Long term cash deposits	—	—	(1,167)

Net cash provided by (used in) investing activities	(76)	851	(97,235)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	47,392
Net proceeds from issuance of common stock related to initial public offering	—	—	33,735
Net proceeds from issuance of common stock related to follow-on public offering	—	—	137,762
Net proceeds from issuance of common stock related to private placement	—	—	57,257
Borrowings under lines of credit	—	535	14,781
Repayment of borrowings under lines of credit	(484)	(400)	(11,241)
Proceeds from issuance of convertible notes and warrants	—	—	6,060
Proceeds from issuance of common stock under stock plans	143	2	4,019
Proceeds from exercise of Series D warrants	—	—	135
Repurchase of unvested common stock	—	—	(87)
Proceeds from note receivable from stockholder	—	—	102
Principal payments on capital lease obligations	—	—	(134)
Long term and short term cash deposits	234	(134)	(1,006)
Repayment on lease financing liability	(38)	42	(3,318)
Proceeds from lease financing liability	—	2,004	25,749

Net cash provided by (used in) financing activities	(145)	2,049	311,206

Net increase (decrease) in cash and cash equivalents	37	(9,710)	11,554

			Cumulative
			Period from
			August 15, 1996
			(date of
	Three Months Ended		inception)
	March 31,		to March 31,
	2008	2007	2008
Cash and cash equivalents, beginning of period	11,517	18,540	—

Cash and cash equivalents, end of period	$11,554	$8,830	$11,554

Supplemental disclosure:
Cash paid for interest	$102	$134	$837
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$53,570
Dividend related to issuance of convertible preferred shares and the beneficial conversion feature of preferred stock	$—	$—	$18,407
Discount on convertible notes for beneficial conversion feature of preferred stock and warrants	$—	$—	$4,280
Conversion of convertible notes into convertible preferred stock	$—	$—	$(4,280)
Warrants issued to guarantor of the lines of credit	$—	$—	$1,933
Warrants issued in connection with services related to convertible preferred stock	$—	$—	$144
Accrued interest converted in convertible preferred stock	$—	$—	$121
Convertible preferred stock issued in exchange for note receivable from stockholder	$—	$—	$5
Conversion of notes payable to preferred stock	$—	$—	$1,780
Accrued offering costs for issuance of common stock related to private placement	$—	$—	$150
Acquisition of property and equipment under capital leases	$—	$—	$134
Accrued cost for acquisition of property and equipment	$(20)	$(4,796)	$4,323
Receivable from issuance of common stock under stock plan	$—	$—	$11
Change in unrealized losses on marketable securities	$—	$8	$—
Capitalized building shells and related interest	$—	$—	$(21,490)
Increase (decrease) in lease financing liability due to negative (positive) amortization	$(38)	$—	$9
Decrease (increase) in interest expense due to lease financing liability positive (negative) amortization	$38	$—	$(9)
Increase (decrease) in lease financing liability	$(600)	$1,702	$20,897
Decrease (increase) in miscellaneous receivables	$600	$(600)	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

GENITOPE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
     Genitope Corporation (“Genitope,” “the Company,” “we,” or “us”) is a development-stage enterprise focused on the research and development of novel immunotherapies for the treatment of cancer. Immunotherapies are treatments that utilize the immune system to combat diseases. We were incorporated in the State of Delaware on August 15, 1996.
     Until we suspended its development in March 2008, our lead product candidate was MyVax personalized immunotherapy, or MyVax. We have also been developing a panel of monoclonal antibodies that we believe potentially represents an additional novel, personalized approach for treating NHL. The monoclonal antibodies might reduce or eliminate the need for chemotherapy in the early treatment of Non-Hodgkin’s Lymphoma (“NHL”). We are evaluating our strategic alternatives with respect to all aspects of our business. A summary of events and related details is below.
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
          Based on these facts, management considered whether, under Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), any events or circumstances had occurred prior to December 31, 2007 that would indicate an impairment of our long-lived assets, particularly in light of the announcement in December 2007. After completing its evaluation and considering all external and internal information available as of the impairment analysis, management concluded that, as of December 31, 2007, the carrying amount of the long-lived assets were recoverable and, therefore, no impairment existed.
     On March 6, 2008, after a review of the data and other information that we had provided, the FDA communicated to us at a meeting held that day, in light of the Phase 3 clinical trial’s failure to meet its primary endpoint, one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We concluded at that point that, because it was not financially feasible for us to conduct additional Phase 3 clinical trials, we would need to suspend the development of MyVax. We are currently evaluating our strategic alternatives with respect to all aspects of our business, including with respect to our MyVax and monoclonal antibody programs. Our strategic alternatives could potentially include a spin-off or sale of one or both of these programs to a separately funded entity or entities in which the stockholders of Genitope have little or no continuing interest. To conserve cash, as discussed below, we have implemented a plan for a substantial reduction of our workforce. However, we have not committed to take, or made a decision with respect to, any permanent discontinuation of any program or disposal of any significant assets. Nevertheless, we indicated in our Annual Report on Form 10-K for the year ended December 31, 2007 that we would continue to evaluate the possible impairment of assets, and we anticipated that, in light of the FDA’s March 2008 communication to us, our financial statements could reflect a charge for an impairment of assets during the first quarter of 2008

       Long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, or its estimated useful life has changed significantly. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to dispose. Accordingly, based on the facts above, management considered whether, under SFAS 144, any events or circumstances had occurred subsequent to December 31, 2007, but prior to March 31, 2008, that would indicate an impairment of our long-lived assets, particularly in light of the FDA meeting in March 2008. After completing its evaluation and considering all external and internal information available as of the impairment analysis, management concluded that, as of March 31, 2008, the carrying amount of the asset group was not recoverable and an impairment did exist, as the net cash flows expected to result from the use of the long-lived assets were projected to be zero at this time. Accordingly, our financial statements reflect a charge of $38.6 million for an impairment of long-lived assets during the first quarter of 2008 (see further discussion below and in MD&A).
     On March 14, 2008, we provided a notice under the federal Worker Adjustment and Retraining Notification Act (the “WARN Act”) to 165 employees that we planned to conduct a “mass layoff” at our facility in Fremont and that their employment was expected to end on May 13, 2008. On March 27, 2008 and March 31, 2008, we provided WARN notices to eight of our nine executive officers, excluding only Dan W. Denney, Jr., our Chief Executive Officer, that their employment was expected to end on May 26, 2008 and May 30, 2008, respectively. The costs related to these notices were accrued and included in the financial statements as of March 31, 2008.
     On April 2, 2008, we established a Performance Incentive Plan (the “Plan”) designed to provide incentives to participants in the Plan to remain employed with us on a short-term basis and to achieve targeted business objectives critical to the preservation and maximization of the Company’s value. All executive officers, other than Dan W. Denney, Jr., our President, Chief Executive Officer and interim Chief Financial Officer, are eligible to participate in the Plan. Under the Plan, each executive officer received a set of written performance objectives to be achieved by that executive officer during the WARN notice period. See Note 7, Subsequent Events, for more details.
     On April 25, 2008, we provided WARN notices to all remaining employees, except for Dan W. Denney, Jr., Ph.D., that their employment is expected to end by July 1, 2008. See Note 7, Subsequent Events, for more details.
     On October 31, 2006, we entered into a loan and security agreement (the “Master Security Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment. We agreed to provide 25% of the funded loan amount as a cash security deposit. As of March 31, 2008, due to a default of the loan covenants, the entire outstanding balance of $3.5 million has been recorded as the current portion due under the credit line. These borrowings are secured by the equipment purchased and repaid over 36 months. On April 14, 2008, we received a notice of acceleration and demand for payment pursuant to the Master Security Agreement and those certain promissory notes and security deposit pledge agreements related thereto. This notice advised us that we were in default of our obligations to make installment payments due under the promissory notes on April 1, 2008 and declared the acceleration of all of our indebtedness to GECC under the Master Security Agreement and related agreements. As of the date hereof, we have not paid any amounts accelerated under these agreements and are currently in discussions with GECC regarding payment, settlement of amounts due, and penalties for non-payment.
     In May 2005, we entered into lease agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings in Fremont, California for our manufacturing facility and corporate headquarters. There are currently 12.5 years remaining on the lease with a total cash rental obligation of $100.4 million as of March 31, 2008. We are in the process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We have satisfied our rent and related obligations under these lease agreements through the end of April 2008 and, as discussed below, are currently in discussions with our landlord regarding settlement of our remaining lease obligations. In May 2008, we received a notice of default from our landlord for non-payment of amounts due for May pursuant to our lease agreements. As of the date hereof, we have not paid any amounts under these agreements and our landlord has offset overdue amounts from our cash security deposit. On May 19, 2008, the landlord terminated the three-year option to lease additional space as a result of our over due payments for May rent and related obligations under the lease agreements.
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
     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Liquidity
     To date, we have not generated any revenues, and we have financed our research through private placements of common and preferred stock and public offerings of common stock, including our most recent underwritten public offerings in May 2007 and subsequent shelf take-down in October 2007, our line-of-credit facilities, and interest income earned from our cash and cash equivalents and marketable securities. We are a development stage enterprise and have incurred significant losses since our inception in 1996 as we have previously devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2008, we had an accumulated deficit of $313.5 million and cash, cash equivalents and marketable securities of $13.4 million, including $1.0 million of cash and marketable securities which is restricted as to its use under the lease arrangement.
     We currently have capital resources that we believe to be sufficient to support our operations through approximately June 2008. We are unlikely to be able to raise sufficient funds to continue our existing operations beyond that time, particularly in light of our obligations under our lease agreements described elsewhere in these notes. Accordingly, we do not expect to resume the conduct of our current operations other than as a substantially restructured entity, whether as a result of bankruptcy proceedings or otherwise. At the present time, our strategy for the benefit of our creditors and stockholders is to take steps to preserve and support the future value, if any, of MyVax, to seek funding for our monoclonal antibody program, to conserve our current cash to the extent reasonably practicable and to generate cash, including potentially through the sale of assets. To conserve cash, as discussed elsewhere in these notes, we have implemented a plan for a substantial reduction of our workforce. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. In addition, we are pursuing strategic alternatives for our monoclonal antibody and MyVax programs, including potentially through a spin-off or sale to a separately funded entity or entities. To satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and preserve the value of our MyVax program, we may pursue strategic alternatives that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody or MyVax programs or other assets of Genitope as stockholders or otherwise.
     The failure of our Phase 3 clinical trial to meet its primary clinical endpoint and our recent decision to suspend the development of MyVax based upon the unfavorable outcome of our meeting with the FDA have significantly depressed our stock price and impaired our ability to raise additional funds. We cannot assure you that any actions that we determine to take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on a timely basis or on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern. As discussed below, the accompanying financial statements include adjustments to reflect impairment of our long-lived assets. However, additional adjustments or charges may be necessary should we be unable to continue as a going concern, such as additional charges related to impairment of our long-lived assets due to further decline in fair value when compared to the adjusted carrying value, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. If we become unable to continue as a going concern, we may need to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements.
     We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under our lease agreements outside the protection of federal bankruptcy laws. If we are unable to settle our obligations to our landlord and other creditors, or if we are unable to obtain financing to support continued satisfaction of our lease and other debt obligations, we would likely be in default under our lease and credit agreements and would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including our landlord, before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.
Impairment of Long-lived Assets
     Long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable or its estimated useful life has changed significantly. Impairment is the condition that exists when the carrying amount of a long-lived asset (or group of assets herein referred to as an asset group) exceeds its fair value. An impairment loss must be recognized when the carrying amount of the long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
     As discussed above, in light of the FDA determination on March 6, 2008 regarding MyVax and our consequent decision to suspend the development of MyVax, to evaluate the possible sale of our non-critical assets, to provide WARN notices to employees, and to consider our strategic alternatives with respect to all aspects of our business, management considered whether, under SFAS 144, any events or circumstances had occurred since December 31, 2007 and prior to March 31, 2008 that would indicate an impairment of our long-lived assets. For purposes of recognition and measurement of an impairment loss, the long-lived assets are to be grouped at the lowest level for which identifiable cash flows are evident. For us, the lowest level is the entire company. Since the long-lived assets have been classified as held and used as of March 31, the asset group was tested for recoverability as of the March 31, 2008 balance sheet date, and the estimates of future cash flows used in that test considered the likelihood of possible outcomes that existed as of March 31. It was concluded that the net undiscounted cash flows expected were projected to be zero at this time. After completing its evaluation and considering all external and internal information available for the impairment analysis, management concluded, and our board of directors confirmed, that, as of March 31, 2008, the carrying amount of the asset group was not recoverable and an impairment did exist. Accordingly, we recorded non-cash charges to adjust the carrying value of the impaired assets. To calculate the impairment charge, management estimated the fair value of the asset group. The total carrying value as of March 31, 2008 for all long-lived assets was $88.1 million. Based on management’s assessment, the total fair value for the asset group was $49.5 million as of March 31, 2008. Consequently, our financial statements reflect a charge of $38.6 million for an impairment of long-lived assets for the three months ended March 31, 2008. The building shells, the $1.0 million long-term deposit related to the lease of the buildings and all leasehold improvements, whether reimbursed by the landlord or paid by us, had, as of March 31, 2008, a total carrying value of $79.9 million. Management estimated that, as of March 31, 2008, the fair value of this group of building-related long-lived assets was $48.5 million, based on estimated market value presuming a sale, net of transaction costs. The fair value was determined by using a range of estimates from sales of comparable properties and various square footages in the area. The estimated values per square foot were applied to the 220,000 sq. ft. of space utilized by us. The total carrying value for the balance of the long-lived assets, comprised predominantly of computer hardware and software, lab equipment and office furniture, was $8.2 million. Management estimated that the total fair value of this group of long-lived assets was approximately $1.0 million on the basis of estimated market value, net of estimated costs of selling or disposal. The fair value of this group of assets represented about 12% of the carrying value, on the basis that much of this equipment is very specialized or has significantly less than 50% of its useful life remaining. The impairment charge of $38.6 million was allocated to the asset categories in the group of long-lived assets on a pro rata basis using the relative carrying amounts of those assets, in accordance with SFAS 144. The fair values referenced above and used for the impairment analysis required management to make estimates and assumptions that affect the impairment charge included in the statement of operations. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimates could result in a change to estimates and impact future operating results. See the chart below for carrying values as of December 31, 2007 and March 31, 2008.

	As of
	March 31,
	2008	As of
	Carrying	Dec.31,
	Value	2007
	Adjusted for	Carrying
in thousands	Impairment	Value
Building Shells	$11,841	$19,568
Leasehold Improvements	36,659	60,580
PP& E and other	892	8,864

Sub-total fixed assets	$49,392	$89,012
Building deposit	$108	$1,000

Total	$49,500	$90,012

Accounting for Uncertainty in Income Taxes
     On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At March 31, 2008, we did not have any unrecognized tax benefits and no adjustments to liabilities or results of operations were required.   We file income tax returns in the U.S. federal jurisdiction and in various states, and the tax returns filed for the years 1996 through 2006 have not been examined and the applicable statues of limitation have not expired with respect to those returns. Because of net operating loss and research credit carryovers, substantially all of our tax years remain open to examination. We also have not conducted a Section 382 analysis for the three months ended March 31, 2008, which could impact the net operating loss carry-forward amount that is available for use. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2008, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.
Miscellaneous receivables
     The miscellaneous receivables reflected on our balance sheets as of March 31, 2008 and December 31, 2007 were $10,000 and $625,000, respectively. The December 31, 2007 balance consisted primarily of $600,000 due from our landlord for reimbursement of a tenant improvement allowance, applied towards the construction costs of our manufacturing facility and corporate headquarters. At March 31, 2008, the amount due from our landlord as of December 31, 2007 was deemed to be uncollectible and, therefore, the entire amount of the receivable was written off against the lease finance obligation where it was originally recorded as of March 31, 2008.
Comprehensive Loss
     Other comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Our other comprehensive gain (loss) consists of change in unrealized gain (loss) on restricted and unrestricted investments, which was not significant for the three months ended March 31, 2008 and March 31, 2007.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2008. However, in February 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” (“SFAS 159”). The statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for us beginning on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for interim periods beginning after December 15, 2008. The adoption of SFAS 141R and SFAS 160 is not expected to have a material impact on our current financial statements.
     In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), which permits the continued use of the simplified method to estimate the expected term of share-based payment awards in certain circumstances (use of the simplified method was initially permitted under SAB 107 for grants issued up to December 31, 2007). We adopted and continue using the simplified method prescribed by SAB 110 to estimate the expected term of share-based award grants after December 31, 2007.

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

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net loss attributable to common stockholders	$(53,682)	$(15,229)

Denominator:
Weighted average common shares outstanding	42,871	36,053
Less: Weighted average unvested common shares subject to repurchase	—	(1)

Denominator for basic and diluted calculations	42,871	36,052

Basic and diluted net loss per share attributable to common stockholders	$(1.25)	$(0.42)

     The following outstanding stock options, shares issuable under our ESPP, warrants and common stock subject to repurchase were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an anti-dilutive effect (in thousands):

	As of March 31,
	2008	2007
Shares issuable upon exercise of stock options	4,905	4,453
Shares issuable upon exercise of warrants	267	267
Shares issuable related to ESPP	—	64
Common stock subject to repurchase	—	1

	5,172	4,785

NOTE 3. RESTRICTED CASH AND MARKETABLE SECURITIES
     We have a $1.0 million certificate of deposit that serves as collateral against two letters of credit related to our rent obligation under the lease of our new facilities. The certificate of deposit has been classified as “Restricted cash and marketable securities” in the accompanying balance sheet.
     At March 31, 2008, all marketable securities have been classified as trading securities due to our intent to sell these investments in the near future. Trading securities are carried at fair value, based on quoted market prices, with unrealized gains and losses included in the determination of net loss as a component of interest and other income, net.
     Realized losses from the sales of marketable securities were approximately $380,000 for the three months ended March 31, 2008. The securities were transferred into the trading securities category as of December 31, 2007. We recognized the net unrealized loss as of March 31, 2008 in earnings and we therefore recognized in the statement of operations a $156,000 loss for the three months ended March 31, 2008. Realized gains and losses from the sales of marketable securities for the quarter ended March 31, 2007 were not significant.

NOTE 4. ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Construction-in-progress related	$—	$41
Other accrued compensation and benefits	3,713	1,441
Clinical trials	128	722
Property Tax accrual	615	572
Accrued outside service cost	260	503
Other	665	543

	$5,381	$3,822

Other accrued compensation cost of $3.7 million as of March 31, 2008 included accrued payroll costs for the WARN notices of $2.5 million.
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
     Stock-based compensation cost for our stock option and ESPP awards recognized under SFAS 123R included in our unaudited condensed statements of operations for the three months ended March 31, 2008 represented income of approximately $2.5 million. The cost recovery of $2.5 million expenses previously recorded for non-cash stock-based compensation expense under SFAS 123R was a result of a significant change in the assumption for forfeitures of options by the employees due to the WARN notices in March. The estimated forfeiture rate of 77% was determined based on actual forfeitures expected in the second quarter of 2008 based on WARN notices provided to employees as of March 31, 2008. The rate varies significantly from the prior estimate of 15%, creating the need to recover expenses previously recognized.
     We allocated stock-based compensation cost recovery under SFAS 123R as follows (in thousands):

Three Months Ended
March 31
2008
Statement of Operations Classification
Research and development	$(853)
Sales and marketing	(156)
General and administration	(1,465)

Total	$(2,474)

     We currently use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.    We estimated the expected term using the simplified method in accordance with SAB No. 107, “Share Based Payments,” since our historical exercise data fluctuated greatly and did not allow for an accurate expected term assumption. We estimated volatility of our common stock by using stock price history to forecast stock price volatility. The risk-free interest rates used in the valuation model were based on U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any dividends in the foreseeable future and, therefore, used an expected dividend yield of zero. We determined an estimated forfeiture rate of 77%, which was based on actual forfeitures expected in the second quarter of 2008 based on WARN notices provided to employees as of March 31, 2008.

The determination of the fair value of each option and ESPP right has been estimated at the date of grant, assuming the following weighted-average assumptions:

	Employee Stock	Employee Stock
	Options	Purchase Plan
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2008
Weighted-average grant date fair value	$0.49	$1.23
Expected term in years	6.25	0.6
Volatility	104%	65%
Risk-free interest rates	2.58%	5.06%
     The following table sets forth the summary of option activity for the three months ended March 31, 2008:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Options	Average	Contractual Life	Value
	Outstanding	Exercise Price	( years)	(in thousands)
Outstanding at January 1, 2008	4,973,352	$7.35	7.93
Granted	3,000	0.59
Exercised	—	—
Canceled	(52,728)	4.68
Expired	(18,767)	4.66

Outstanding at March 31, 2008	4,904,857	$7.38	7.65	$—

Exercisable at March 31, 2008	2,469,181	$9.13	6.84	$—

     The total intrinsic value of options exercised during the three months ended March 31, 2008 was not applicable as no options were exercised.
     The following table sets forth the summary of our unvested options under our stock option plans for the three months ended March 31, 2008:

	Number of	Weighted
	Unvested	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Unvested at January 1, 2008	2,708	$5.83
Granted	3	.59
Vested	(222)	8.60
Forfeited	(53)	4.68

Unvested at March 31, 2008	2,436	$5.60

     As of March 31, 2008, there was approximately $7.4 million of total stock-based compensation value, after estimated forfeitures, related to unvested employee stock options, which is not expected to be recognized due to the probable forfeiture of a majority of the options during the second quarter of 2008. No amounts related to stock-based compensation expense have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense were not recognized as we currently provide a full valuation allowance for all of our deferred tax assets.
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

     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide irrevocable unconditional letters of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of March 31, 2008, we had no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters, as the build-out and payment of construction costs by us had been completed.
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
     We were responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF 97-10, are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which, including the capitalized interest, was recorded at a fixed asset gross book value of $21.1 million as of March 31, 2008 prior to the application of SFAS 144. After allocating the impairment charge of $38.6 million to the long-lived assets on a pro rata basis using the relative carrying amounts of those assets, the adjusted carrying value as of March 31, 2008 for the building shells was $11.8 million. The related liability is recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord increase the lease financing liability, and the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells decrease the lease financing liability. During the three months ended March 31, 2008, the lease financing liability decreased by $38,000 due to the lease payments made to the landlord. Build-out costs paid by us have been capitalized consistent with our standard policy.
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
     There are currently 12.5 years remaining on the lease with a total rental obligation of $100.4 million as of March 31, 2008. We are in the process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under the lease agreements outside the protection of federal bankruptcy laws. Depending upon the outcome of our discussions with the landlord and our ability to raise the necessary financing to allow the development of the monoclonal antibody panel to continue and to preserve the value of MyVax, we intend to look for alternative space to lease on a short-term basis. If our discussions regarding settlement are ultimately unsuccessful or if we are unable to obtain financing to support continued satisfaction of our lease obligations, we would likely be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws.
     On October 31, 2006, we entered into the Master Security Agreement with GECC, under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment in an amount up to a maximum of $6.7 million, to be financed through March 31, 2007. We agreed to provide 25% of the funded loan amount as a cash security deposit. As of March 31, 2008, due to a default of the loan covenants, the entire outstanding balance of $3.5 million has been recorded as the current portion due under the credit line and no amount has been recorded as the non-current portion due under the credit line due to the acceleration notice received per below. Approximately $5.5 million was borrowed in two draws against the line of credit during the fourth quarter of 2006 and approximately $0.5 million was borrowed in one draw against the line of credit during the first quarter of 2007 to finance the purchase of additional equipment for the build-out of our new manufacturing facility in Fremont, California. These borrowings are secured by the equipment purchased and repaid over 36 months. The draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw. The promissory note for the first borrowing on October 31, 2006 is repayable over 36 months and bears a fixed interest rate of 10.00% per annum; the promissory note for the second borrowing on December 22, 2006 is repayable over 36 months and bears a fixed interest rate of 9.88% per annum; and the promissory note for the third borrowing on March 26, 2007 is repayable over 36 months and bears a fixed interest rate of 9.80% per annum. On April 14, 2008, we received a notice of acceleration and demand for payment (the “Notice”) pursuant to the Master Security Agreement and those certain promissory notes and security deposit pledge agreements related thereto (collectively, the “Loan Agreements”). See Note 7 below.
NOTE 7. SUBSEQUENT EVENTS
          On April 2, we established a Performance Incentive Plan (the “Plan”) designed to provide incentives to participants in the Plan to remain employed with us on a short-term basis and to achieve targeted business objectives critical to the preservation and maximization of the Company’s value. All executive officers, other than Dan W. Denney, Jr., our President, Chief Executive Officer and interim Chief Financial Officer, are eligible to participate in the Plan. Under the Plan, each executive officer received a set of written performance objectives to be achieved by that executive officer during the WARN notice period. These objectives were designed to protect our assets and maximize our overall value to our creditors and stockholders. Subject to the execution by the executive officer of a release of claims and other specified limitations, if the Board determines that the executive officer has achieved his or her performance objectives during the WARN notice period, the executive officer will receive the following benefits: (A) a lump sum payment equal to three months of the executive officer’s base salary; and (B) either Company-paid COBRA premiums for a three-month period or a cash payment equal to the amount of COBRA premiums for the same period, less applicable deductions. As of May 22, 2008, we have incurred approximately $0.3 million in charges associated with these benefits and we will incur an additional amount of approximately $0.3 million in charges.
     As noted above, on April 14, 2008, we received the Notice pursuant to the Loan Agreements with GECC. The Notice advised that we were in default of our obligations to make installment payments due under the promissory notes on April 1, 2008 and declared the acceleration of all of our indebtedness to GECC under the Loan Agreements. The Notice stated that the aggregate amount due and payable under the Loan Agreements as of April 14, 2008 was approximately $3,828,000. This amount included principal and interest through April 14, 2008, as well as a prepayment premium in accordance with the terms of the Loan Agreements. The amount due increases by interest accrual of approximately $1,000 per day. The Notice further provided that GECC has incurred costs and expenses in connection with the exercise of its rights under the Loan Agreement, and expects to incur additional expenses, for which we may be responsible. GECC notified us in the Notice that it intends to proceed with the exercise of its legal rights and remedies if payment is not made in full as of the date of the Notice, April 14, 2008. As of the date hereof, we have not paid any amounts accelerated under the Loan Agreements and are currently in discussions with GECC regarding payment or settlement of amounts due. If we are unable to pay, or negotiate a payment settlement with, GECC, GECC may fully exercise its rights and remedies under the Loan Agreements, which may include, but are not limited to, application of security deposits held by GECC against our obligations, demand for turnover of equipment, foreclosure of GECC’s liens and security interests and the commencement of legal proceedings, any of which would adversely affect our financial condition, operating results and business.
     On April 25, 2008, we established the Genitope Corporation MAb Incentive Plan (the “MAb Plan”) to incentivize and reward employees who are engaged in the critical monoclonal antibody research and development activities to remain employed with us and for contributing to the preservation and maximization of the value of our MAb program. Under the MAb Plan, each participant will be entitled to receive an incentive payment amount, generally equal to 1.5 times one month of such participant’s base salary, provided that he or she remains employed through and including July 1, 2008, the end of the notice period for termination under the WARN Act. We have now provided notices under the WARN Act to all employees, including all of our executive officers, except for Dan W. Denney, Jr., our President, Chief Executive Officer and interim Chief Financial Officer. We estimate that the guaranteed salary costs and related benefit costs to be incurred over 60 days, plus the incentive payments, amounts to approximately $0.6 million.
     On April 28, 2008, our board of directors appointed Dan W. Denney, Jr., Ph.D. as our interim Chief Financial Officer and Greg L. Overholtzer as our Principal Accounting Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:
•	strategic alternatives with respect to our MyVax and monoclonal antibody programs or other aspects of our business, and the timing, likelihood and outcome thereof;

•	the progress of our research, development and clinical programs;

•	potential settlement with our landlord relating to obligations under our lease agreements for our facilities in Fremont, California, as well as any potential settlement with our other creditors, and the timing, likelihood and outcome thereof ;

•	our ability to develop, market, commercialize and achieve market acceptance for our monoclonal antibody panel, or any other immunotherapies we may develop;

•	our ability to preserve or realize any value from our MyVax program;

•	our ability to continue operations and our estimates for future performance and financial position of the company;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance of the company;

•	The potential for other financial charges related to impairment and other matters;

•	the breadth of applications of our immunotherapies, potential benefits of our monoclonal antibody panel and the timing of filing of a related investigational new drug (“IND”) application; and

•	our estimates regarding sufficiency of our capital resources, our ability to operate as a going concern, our ability to raise necessary additional financing to continue our operations and financial statements for future periods.
     These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “schedule,” “might,” “future,” “may,” “should,” “could,” “would,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results expressed or implied in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Risk Factors” under Part II, Item 1A below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.
     Overview
     We are a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. Until we suspended its development in March 2008, our lead product candidate was MyVax personalized immunotherapy, or MyVax. We have also been developing a panel of monoclonal antibodies that we believe potentially represents an additional novel, personalized approach for treating Non-Hodgkin’s Lymphoma (“NHL”). The monoclonal antibodies might reduce or eliminate the need for chemotherapy in the early treatment of NHL. As of March 31, 2008, we had cash, cash equivalents and marketable securities of $13.4 million, including $1.0 million that is restricted as to its use.
     In December 2007, we obtained data indicating that our pivotal Phase 3 clinical trial of MyVax for the treatment of follicular B-cell NHL did not meet its primary clinical endpoint. Although the December 2007 analysis of the primary endpoint indicated that there was no statistically significant difference in progression-free survival of patients receiving MyVax compared to patients receiving the control substance, an analysis of a pre-specified endpoint in the group of patients receiving MyVax showed a highly statistically significant difference in the progression-free survival between patients who mounted a positive immune response to the tumor-specific target and those who did not. As a result, we sought a meeting with the Food and Drug Administration (the “FDA”) to determine the potential for the filing of a Biologics License Application (“BLA”) on the basis of the analysis of this pre-specified endpoint, other analyses of the Phase 3 clinical trial and other information, notwithstanding the trial’s failure to meet its primary clinical endpoint. The FDA agreed to hold this meeting with us in early 2008. Between December 2007 and March 2008, we engaged in active discussions of our clinical data with, and provided additional information to, the FDA with a view toward the potential filing of a BLA. Taking into account our view of the positive implications of the data from the Phase 3 clinical trial and the perspective of an FDA consultant engaged by us, our management and board of directors viewed the FDA’s review of data from a number of perspectives and active engagement with us to be encouraging, leading management and the Board to believe that there was a significant possibility of a favorable outcome from our March 2008 meeting with the FDA. Accordingly, during this time, our board of directors and management continued to focus on the potential path to filing of a BLA and possible eventual commercialization of MyVax as early as 2009, and there were no reductions in the level of business activities with respect to MyVax prior to our early March 2008 meeting with the FDA.
     Based on these facts, management considered whether, under Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), any events or circumstances had occurred prior to December 31, 2007 that would indicate an impairment of our long-lived assets, particularly in light of the announcement in December 2007. After completing its evaluation and considering all external and internal information available as of the impairment analysis, management concluded that, as of December 31, 2007, the carrying amount of the long-lived assets were recoverable and therefore no impairment existed.
     On March 6, 2008, after a review of the data and other information that we had provided, the FDA communicated to us at a meeting held that day, in light of the Phase 3 clinical trial’s failure to meet its primary endpoint, one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We concluded at that point that, because it was not financially feasible for us to conduct additional Phase 3 clinical trials, we would need to suspend the development of MyVax. We are currently evaluating our strategic alternatives with respect to all aspects of our business, including with respect to our MyVax and monoclonal antibody programs. Our strategic alternatives could potentially include a spin-off or sale of one or both of these programs to a separately funded entity or entities in which the stockholders of Genitope have little or no continuing interest. To conserve cash, as discussed below, we have implemented a plan for a substantial reduction of our workforce. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. However, we have not committed to take, or made a decision with respect to, any permanent discontinuation of any program or disposal of any significant assets. Nevertheless, we indicated in our Annual Report on Form 10-K for the year ended December 31, 2007 that we would continue to evaluate the possible impairment of assets, and we anticipated that, in light of the FDA’s March 2008 communication to us, our financial statements could reflect a charge for an impairment of assets during the first quarter of 2008.
     Accordingly, management has considered whether, under SFAS 144, any events or circumstances had occurred since December 31, 2007, but prior to March 31, 2008 that would indicate an impairment of our long-lived assets, particularly in light of the communication to us from the FDA in March 2008. Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss must be recognized when the carrying amount is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
     After completing its evaluation and considering all external and internal information available for the impairment analysis, management concluded, and our board of directors confirmed, that, as of March 31, 2008, the carrying amounts of the asset group was not recoverable and an impairment did exist, as the net cash flows expected to result from the use of the long-lived assets were projected to be zero at this time. Accordingly, we analyzed the fair values of the group of long-lived assets and determined that we needed to record a non-cash impairment charge of $38.6 million to adjust the carrying value of the impaired assets. We allocated the impairment charge of $38.6 million on a pro rata basis using the relative carrying amounts of those assets, in accordance with SFAS 144. The components of this charge were primarily write-downs of building-related assets and, to a lesser extent, write-downs of equipment and furnishings.
     On March 14, 2008, we provided a notice under the federal Worker Adjustment and Retraining Notification Act (the “WARN Act”) to 165 employees that we planned to conduct a “mass layoff” at our facility in Fremont and that their employment was expected to end on May 13, 2008. On March 27, 2008, we provided a notice under the WARN Act to the following six executive officers that each of their employment with us was expected to end on May 26, 2008: Michael J. Buckley, Ph.D., Vice President, Manufacturing; Thomas DeZao, Vice President Strategic Marketing and Sales; Claude Miller, Vice President, Regulatory Affairs and Sales; H. David Miller, Vice President, Information Technology; Mary Ellen Rybak, M.D., Vice President, Medical Affairs and Chief Medical Officer; and Thomas Theriault, Vice President Research & Development. On March 31, 2008, we provided a WARN notice to the following two executive officers that each of their employment with us was expected to end on May 30, 2008: John M. Vuko, Vice President of Finance and Chief Financial Officer; and Laura Randall Woodhead, Vice President, Legal Affairs. All of the executive officers identified above resigned as officers on March 31, 2008, except John Vuko, who resigned on April 1, 2008. All of these individuals will continue as employees through the respective dates of termination of their employment under WARN as set forth above or otherwise. On April 2, 2008, we established a Performance Incentive Plan (the “Plan”) designed to provide incentives to participants in the Plan to remain employed with us on a short-term basis and to achieve targeted business objectives critical to the preservation and maximization of the Company’s value. All executive officers, other than Dan W. Denney, Jr., our President, Chief Executive Officer and interim Chief Financial Officer, are eligible to participate in the Plan. Under the Plan, each executive officer received a set of written performance objectives to be achieved by that executive officer during the WARN notice period. On April 25, 2008, we established the Genitope Corporation MAb Incentive Plan (the “MAb Plan”) to incentivize employees who are engaged in the critical monoclonal antibody research and development activities to remain employed with us and reward them for contributing to the preservation and maximization of the value of our MAb program. Under the MAb Plan, each participant will be entitled to receive an incentive payment amount, generally equal to 1.5 times one month of such participant’s base salary, provided that he or she remains employed through and including July 1, 2008, the end of the notice period for termination under the WARN Act. We have now provided notices under the WARN Act to all employees, including all of our executive officers, except for Dan W. Denney, Jr., our President, Chief Executive Officer and interim Chief Financial Officer.
     We currently have capital resources that we believe to be sufficient to support our operations through approximately June 2008. We are unlikely to be able to raise sufficient funds to continue our existing operations beyond that time, particularly in light of our obligations under our lease agreements described below. Accordingly, we do not expect to resume the conduct of our current operations other than as a substantially restructured entity, whether as a result of bankruptcy proceedings or otherwise. At the present time, our strategy for the benefit of our creditors and stockholders is to take steps to preserve and support the future value, if any, of MyVax, to seek funding for our monoclonal antibody program, to conserve our current cash to the extent reasonably practicable and to generate cash, including potentially through the sale of assets. To conserve cash, as discussed below, we have implemented a plan for a substantial reduction of our workforce. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. In addition, we are pursuing strategic alternatives for our monoclonal antibody and MyVax programs, including potentially through a spin-off or sale to a separately funded entity or entities. Stockholders should recognize that, to satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and preserve the value of our MyVax program, we may pursue strategic alternatives that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody or MyVax programs or other assets of Genitope as stockholders or otherwise. We will continue to evaluate our alternatives in light of our cash position, including the possibility that we need to seek protection under the U.S. Bankruptcy Code.
     The failure of our Phase 3 clinical trial to meet its primary clinical endpoint and our recent decision to suspend the development of MyVax based upon the unfavorable outcome of our meeting with the FDA have significantly depressed our stock price and impaired our ability to raise additional funds. We cannot assure you that any actions that we determine to take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on a timely basis or on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements include adjustments to the long-lived assets to indicate impairment of those assets. However, additional adjustments or charges may be necessary should we be unable to continue as a going concern, such as additional charges related to impairment of our long-lived assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. If we become unable to continue as a going concern, we may need to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. In addition, the report of our independent registered public accounting firm on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 contained an explanatory paragraph regarding going concern uncertainty.

     In March 2008, we retained Development Specialists, Inc., a provider of management and consulting services as a consultant to, among other potential services, assist in and oversee the wind down of our business in such a fashion to preserve a potential restart to operations, to provide the services of one of its employees to serve as one of our officers, as necessary, and to assist in our negotiation with creditors, including our landlord and other stakeholders. To date, no final decisions have been made.
     On October 31, 2006, we entered into a loan and security agreement (the “Master Security Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment. We agreed to provide 25% of the funded loan amount as a cash security deposit. As of March 31, 2008, $3.5 million has been recorded as the current portion due under the credit line, including the reclassification of $1.5 million previously recorded as the non-current portion due under the credit line (as a result of our being in default as of March 31, 2008). These borrowings are secured by the equipment purchased and repaid over 36 months. On April 14, 2008, we received a notice of acceleration and demand for payment (the “Notice”) pursuant to the Master Security Agreement and those certain promissory notes and security deposit pledge agreements related thereto (collectively, the “Loan Agreements”). The Notice advised us that we were in default of our obligations to make installment payments due under the promissory notes on April 1, 2008 and declared the acceleration of all of our indebtedness to GECC under the Loan Agreements. The Notice stated that the aggregate amount due and payable under the Loan Agreements as of April 14, 2008 was approximately $3,828,000. This amount included principal and interest through April 14, 2008, as well as a prepayment premium in accordance with the terms of the Loan Agreements. As of the date hereof, we have not paid any amounts accelerated under the Loan Agreements and are currently in discussions with GECC regarding payment or settlement of amounts due. If we are unable to pay, or negotiate a payment settlement with, GECC, GECC may fully exercise its rights and remedies under the Loan Agreements which may include, but are not limited to, application of security deposits held by GECC against our obligations, demand for turnover of equipment, foreclosure of GECC’s liens and security interests and the commencement of legal proceedings, any of which would adversely affect our financial condition, operating results and business.
     In May 2005, we entered into lease agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings in Fremont, California for our manufacturing facility and corporate headquarters. There are currently 12.5 years remaining on the lease with a total rental obligation of $100.4 million as of March 31, 2008. We are in the process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We satisfied our rent and related obligations under these lease agreements through April 2008 but did not pay May’s rent and related obligations. In May 2008, we received a notice of default from our landlord for non-payment of amounts due for May pursuant to our lease agreements. As of the date hereof, we have not paid any amounts under these agreements and our landlord has offset overdue amounts from our cash security deposit. We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under the lease agreements outside the protection of federal bankruptcy laws. Depending upon the outcome of our discussions with the landlord and our ability to raise the necessary financing to allow the development of the monoclonal antibody panel to continue and to preserve the value of MyVax, we intend to look for alternative space to lease on a short-term basis. If our discussions regarding settlement are ultimately unsuccessful or if we are unable to obtain financing to support continued satisfaction of our lease obligations, we would likely be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we need to liquidate our assets, we might realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including our landlord, before any funds would be available to stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.
     On February 7, 2008, we received a staff deficiency letter from the Nasdaq Stock Market (“Nasdaq”) indicating that, for the preceding 30 consecutive days, the bid price for our common stock trading on the Nasdaq Global Market had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. In accordance with Nasdaq requirements, we have 180 calendar days, or until August 5, 2008, to regain compliance. To reestablish compliance, we must have a minimum closing bid price of more than $1.00 per share for at least 10 consecutive business days. If we do not regain compliance by August 5, 2008, Nasdaq will likely commence delisting proceedings against us. Additionally, on March 6, 2008, we received a staff deficiency letter from Nasdaq indicating that, as a result of the resignation of a member of the Audit Committee of our Board of Directors, we were no longer in compliance with Nasdaq’s audit committee requirements that each listed issuer have an audit committee composed of at least three independent directors. In accordance with Nasdaq marketplace rules, Nasdaq has provided the company with a cure period in order to regain compliance. The cure period will continue (1) until the earlier of our next annual stockholders’ meeting or February 26, 2009, or (2) if the next annual stockholders’ meeting is held before August 25, 2008, until August 25, 2008. If we do not regain compliance by the earlier of these dates, Nasdaq will likely commence delisting proceedings. Unless we appeal the delisting determination and are successful in that appeal, we may be delisted from the Nasdaq Global Market. We have not yet determined what action, if any, we will take in response to the notice from Nasdaq. It is likely, however, that we will not be able to satisfy Nasdaq’s conditions for continued listing, and there can be no assurance that we will appeal any delisting proceedings that are initiated, that any potential appeal or hearing for a stay of delisting will be successful if proceedings are commenced, that our common stock will remain listed on the Nasdaq Global Market or that our common stock will be able to be listed and traded on another market. On May 21, 2008, we received a staff determination letter from Nasdaq indicating that, as a result of our failure to timely file this Quarterly Report on Form 10-Q we no longer complied with Nasdaq’s filing requirements for continued listing, and that our securities were subject to trading suspension and delisting. The letter also stated that, unless we request an appeal of the staff determination, trading of our common stock will be suspended and our securities will be removed from listing and registration on Nasdaq.
     We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We are a development-stage enterprise and have incurred significant losses since our inception in 1996, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2008, we had an accumulated deficit of $313.5 million.
     The total research and development costs associated with and incurred for the development of MyVax for the treatment of B-cell NHL were approximately $12.6 million for the three months ended March 31, 2008, and $51.2 million, and $40.2 million for the years ended December 31, 2007, and 2006, respectively. From inception through March 31, 2008 the total research and development costs associated with and incurred for the development of MyVax for the treatment of follicular B-cell NHL were approximately $204.9 million.
     A discussion of the risks and uncertainties applicable to us and an investment in our common stock is set forth in the risk factors entitled “ In light of our suspension of development of our MyVax program, we are taking steps to preserve the value of our assets, and we are unlikely to be able to raise sufficient funds to continue our existing operations as currently structured,” “We have been substantially dependent on the success of one primary product candidate, MyVax, and suspended the development of MyVax in March 2008,” “We are unlikely to be able to raise sufficient funds to continue our current operations and there is substantial doubt about our ability to continue as a going concern,” “If we are unable to reach an acceptable settlement with the landlord of our leased facilities, or obtain financing to support continued satisfaction of our lease obligations, we would likely continue to be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws” “We may need to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares,” “Raising additional funds by issuing securities or through collaboration and licensing arrangements would cause dilution to existing stockholders or require us to relinquish rights to our technologies, MyVax or our monoclonal antibody program,” “Our efforts to discover, develop and commercialize our monoclonal antibody panel are at an early state of testing and are subject to a high risk of failure, and, depending on the strategic alternative that we pursue, if any, stockholders of Genitope may ultimately have little or no continuing interest in the monoclonal antibody program,” “We have incurred significant operating losses since inception and, if our operations continue, we anticipate that we would continue to incur substantial losses and negative cash flow from operations for the foreseeable future,” and “As a result of our ongoing reductions in force, we will be operating with a severe shortage of personnel and may not be able to conduct even limited operations. If we fail to retain key scientific personnel, we may be unable to successfully develop our monoclonal antibody panel or any other product candidates,” as well as other risk factors.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2008. However, in February 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” (“SFAS 159”). The statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS

159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for us beginning on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for interim periods beginning after December 15, 2008. The adoption of SFAS 141R and SFAS 160 is not expected to have a material impact on our current financial statements.
     In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”), which permits the continued use of the simplified method to estimate the expected term of share-based payment awards in certain circumstances (use of the simplified method was initially permitted under SAB 107 for grants issued up to December 31, 2007). We adopted and continue using the simplified method prescribed by SAB 110 to estimate the expected term of share-based award grants after December 31, 2007.
Results of Operations
Research and development expenses

	Three Months Ended
	March 31,		Percent
	2008	2007	Change
in thousands (except percentages)
Staffing related	$7,287	$4,588	59%
Clinical trial and manufacturing material costs	1,668	2,650	(37%)
Stock-based compensation	(853)	507	(268%)
Facilities and other costs	4,455	4,075	9%

Total research and development expenses	$12,557	$11,820	6%

     Research and development expenses represented approximately 93% and 81% of our total operating expenses for each of the three months ended March 31, 2008 and 2007, respectively. Research and development expenses include the personnel costs related to our development activities and clinical trial preparations, preclinical and clinical trial expenses, including costs related to registration, treatment and monitoring expenses, costs related to regulatory matters and the costs related to the development of our manufacturing process.
     Research and development expenses increased in the three months ended March 31, 2008, as compared to the same period in 2007, due primarily to additional staffing-related costs related to the notices given in March 2008 to employees under the WARN Act that we planned to conduct a “mass layoff” at the facility in Fremont, California and that employment for these employees was expected to end in May. The guaranteed salary cost and related benefit costs, to be incurred over 60 days, were all recorded in the month of March and amounted to approximately $2.8 million for the research and development employees, with $2.0 million of that amount representing costs to be paid out in April and May. This amount was offset in part by a decline of $1.0 million of outside clinical trial costs and material costs and a decline of $1.3 million due to the cost recovery of expenses previously recorded for non-cash stock-based compensation expense under SFAS 123R (arising out of forfeitures by the employees given WARN notices in March 2008).
     Since we have suspended the development of MyVax and substantially reduced our workforce, we expect our research and development expenditures to decrease significantly during 2008. We are evaluating strategic alternatives with respect to all aspects of our business, including seeking funding for our monoclonal antibody program. Many factors can affect the cost of the development of our monoclonal antibody panel, including the timing of the results of our preclinical tests and the timing of the filing of an IND. The development of our products is subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of further development, if any, of our product candidates.

Sales and marketing expenses

	Three Months Ended
	March 31,		Percent
in thousands (except percentages)	2008	2007	Change
Staffing related	$304	$228	33%
Product advocacy costs	67	24	179%
Stock-based compensation	(157)	59	(366%)
Facilities and other costs	103	157	(34%)

Total sales and marketing expenses	$317	$468	(32%)

     Sales and marketing expenses consist primarily of personnel costs and costs associated with outside marketing activities related to product support and awareness.
     Sales and marketing expenses for the three months ended March 31, 2008 decreased, as compared to the same period in 2007, primarily due to lower stock-based compensation expenses offset by somewhat higher staffing costs. The additional staffing-related costs were related to the WARN Act notices given in March, 2008. The guaranteed salary cost and related benefit costs, to be incurred over 60 days were all recorded in the month of March and amounted to approximately $0.1 million for the sales and marketing employees, with most of the $0.1 million representing costs to be paid out in April and May. The decline in non-cash stock-based compensation expense of $0.2 million was due to the cost recovery of expenses previously recorded under SFAS 123R as a result of forfeitures by the employees given WARN notices in March 2008.
     Since we have suspended the development of MyVax and substantially reduced our workforce, we expect sales and marketing spending to decrease in 2008.
General and administrative expenses

	Three Months Ended
	March 31,		Percent
in thousands (except percentages)	2008	2007	Change
Staffing related	$1,091	$843	29%
Legal, professional fees and insurance	940	643	46%
Stock-based compensation	(1,464)	570	(357%)
Facilities and other costs	70	221	(68%)

Total general and administrative expenses	$637	$2,277	(72%)

     General and administrative expenses consist primarily of costs of administrative personnel and related costs to support our organizational growth, as well as legal, accounting and other professional fees.
     General and administrative expenses decreased in the three months ended March 31, 2008, as compared to the same period in 2007, due primarily to a decline of $2.0 million related to the cost recovery of $1.4 million expenses previously recorded for non-cash stock-based compensation expense under SFAS 123R (arising out of forfeitures by the employees given WARN notices in March). The additional staffing related costs were related to the notices given in March 2008 to employees under the WARN Act. The guaranteed salary cost and related benefit costs, to be incurred in March, were all recorded in the month of March and amounted to approximately $0.5 million for the administrative employees, with $0.4 million representing costs to be paid out in April and May.
     Since we have suspended the development of MyVax and substantially reduced our workforce, we expect our general and administrative expenses to decrease substantially in 2008.
Impairment Loss
     As discussed above, in light of the FDA determination on March 6, 2008 regarding MyVax and our consequent decision to suspend the development of MyVax, to evaluate the possible sale of our non-critical assets, to provide WARN notices to employees, and to consider our strategic alternatives with respect to all aspects of our business, management considered whether, under SFAS 144, any events or circumstances had occurred since December 31, 2007 and prior to March 31, 2008 that would indicate an impairment of our long-lived assets. For purposes of recognition and measurement of an impairment loss, the long-lived assets are to be grouped at the lowest level for which identifiable cash flows are evident. For us, the lowest level is the entire company. Since the long-lived assets have been classified as held and used as of March 31, the asset group was tested for recoverability as of the March 31, 2008 balance sheet date, and the estimates of future cash flows used in that test considered the likelihood of possible outcomes that existed as of March 31. It was concluded that the net undiscounted cash flows expected were projected to be zero at this time. After completing its evaluation and considering all external and internal information available for the impairment analysis, management concluded that, as of March 31, 2008, the carrying amount of the asset group was not recoverable and an impairment did exist. Accordingly, we recorded non-cash charges to adjust the carrying value of the impaired assets.

To calculate the impairment charge, management estimated the fair value of the asset group. The total carrying value as of March 31, 2008 for all long-lived assets was $88.1 million. Based on management’s assessment, the total fair value for the asset group was $49.5 million as of March 31, 2008. Consequently, our financial statements reflect a charge of $38.6 million for an impairment of long-lived assets for the three months ended March 31, 2008. The building shells, the $1.0 million long-term deposit related to the lease of the buildings and all leasehold improvements, whether reimbursed by the landlord or paid by us, had, as of March 31, 2008, a total carrying value of $79.9 million. Management estimated that, as of March 31, 2008, the fair value of this group of building-related long-lived assets was $48.5 million, based on estimated market value presuming a sale, net of transaction costs. The fair value was determined by using a range of estimates from sales of comparable properties and various square footages in the area. The estimated values per square foot were applied to the 220,000 sq. ft. of space utilized by us. The total carrying value for the balance of the long-lived assets, comprised predominantly of computer hardware and software, lab equipment and office furniture, was $8.2 million. Management estimated that the total fair value of this group of long-lived assets was approximately $1.0 million on the basis of estimated market value, net of estimated costs of selling or disposal. The fair value of this group of assets represented about 12% of the carrying value, on the basis that much of this equipment is very specialized or has significantly less than 50% of its useful life remaining. The impairment charge of $38.6 million was allocated to the asset categories in the group of long-lived assets on a pro rata basis using the relative carrying amounts of those assets, in accordance with SFAS 144. The fair values referenced above and used for the impairment analysis required management to make estimates and assumptions that affect the impairment charge included in the statement of operations. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimates could result in a change to estimates and impact future operating results. See the chart below for carrying values as of December 31, 2007 and March 31, 2008.

	As of
	March 31,
	2008	As of
	Carrying	Dec.31,
	Value	2007
	Adjusted for	Carrying
in thousands	Impairment	Value
Building Shells	$11,841	$19,568
Leasehold Improvements	36,659	60,580
PP& E and other	892	8,864

Sub-total fixed assets	$49,392	$89,012
Building deposit	$108	$1,000

Total	$49,500	$90,012

Interest expense

	Three Months Ended
	March 31,		Percent
in thousands (except percentages)	2008	2007	Change
Interest expense	$1,254	$1,319	(5%)
     Interest expense for the three months ended March 31, 2008 and 2007 was $1,254,000 and $1,319,000, respectively. The decrease from 2007 to 2008 was partially due to a decline in non-cash interest from $1,185,000 to $1,152,000 recorded for the amortization of the lease finance obligation recorded under EITF 97-10.
Interest and Other Income, Net

	Three Months Ended
	March 31,		Percent
in thousands (except percentages)	2008	2007	Change
Interest and other income, net	$(336)	$655	(151%)

     Interest and other income, net, decreased in the three months ended March 31, 2008 as compared to the same period in 2007 due to realized losses and unrealized losses for trading securities of $537,000 in the three months ended March 31, 2008 as compared to zero for the three months ended March 31, 2007. There was also a decrease in interest received as a result of lower average cash balances.
Liquidity and Capital Resources

	As of	As of
	March 31,	December 31,
(in thousands)	2008	2007
Cash, cash equivalents and marketable securities (including $1.0 million and $1.0 million that is restricted as to its use as of March 31, 2008 and December 31, 2007, respectively)
	$13,405	$27,933

	Three Months Ended
	March 31,
	2008	2007
Cash flows:
Net cash used in operating activities	$258	$(12,610)

Net cash provided by (used in) investing activities	$(76)	$851

Net cash provided by financing activities	$(145)	$2,049

     As of March 31, 2008, we had cash, cash equivalents and marketable securities of $13.4 million, including $1.0 million that is restricted as to its use, compared to $27.9 million, including $1.0 million classified as restricted, as of December 31, 2007. We have a $1.0 million certificate of deposit that serves as collateral for two other letters of credit related to the lease of our new facilities (described below as “Rent Letters of Credit”). The certificate of deposit has been classified as “Restricted cash and marketable securities” on our unaudited condensed balance sheet. We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, our completed public offerings of common stock, and interest income earned from our cash, cash equivalents and marketable securities. We have incurred significant losses since our inception in 1996 and, as of March 31, 2008, we had an accumulated deficit of approximately $295.0 million. Our accumulated deficit resulted principally from our research and development activities associated with MyVax, including our pivotal Phase 3 clinical trial and additional Phase 2 clinical trials, and several non-cash charges associated with our preferred stock financings. Included in our accumulated deficit is a non-cash dividend of approximately $18.4 million related to our preferred stock financings in April and May 2003. Our accumulated deficit also includes a non-cash charge of approximately $3.5 million associated with the extinguishment of convertible notes and cancellation of the related warrants issued to preferred stockholders in August 2003 and approximately $0.8 million of non-cash interest expense related to the amortization of the discount on the convertible notes. Additionally, there was non-cash interest expense of approximately $1.9 million associated with the amortization of the warrant issued to the guarantor of our lines of credit. Through March 31, 2008, we had amortized and expensed non-cash stock-based compensation of approximately $12.4 million.
     Net cash provided by operating activities was $0.3 million and net cash used by operating activities was $12.6 million for the three months ended March 31, 2008 and March 31, 2007, respectively. The increase in cash provided by operations for 2008 compared to 2007 was primarily due to the effect of disclosing sales and maturities of marketable securities ($14.0 million) as operating cash due to the reclassification of fact that these securities as trading securities as of December 31, 2007. There also was more cash provided by changes in accrued and other current liabilities in 2008 compared to 2007, although the increase was offset by higher operating expenses in 2008 from our continued research and development activities associated with MyVax for the treatment of B-cell NHL.
     Net cash used in investing activities was $0.1 million and net cash provided by investing activities was $0.9 million for the three months ended March 31, 2008 and March 31, 2007, respectively. During the three months ended March 31, 2008, the maturities and sales of marketable securities were disclosed as operating cash since the securities were classified as trading securities as of December 31, 2007, while the net cash provided by the change in marketable securities was $7.1 million for the three months ended March 31, 2007. Payments for capital expenditures, consisting of purchases of office and laboratory equipment and leasehold improvements to our facilities, were $0.1 million and $6.3 million, for the three months ended March 31, 2008 and 2007, respectively.
     Net cash used by financing activities was $0.1 million and net cash provided by financing activities was $2.0 million for the three months ended March 31, 2008 and March 31, 2007, respectively. The cash received from the landlord for tenant improvements during the three months ended March 31, 2007 amounted to $2.0 million compared to zero for the three months ended March 31, 2008.

During the three months ended March 31, 2008, we received proceeds of $0.2 million due to the return of a cash security deposit related to a line of credit from GECC for the purchase of computer, laboratory and manufacturing equipment. We also recorded approximately $0.5 million related to the repayment of our borrowings under the GECC line of credit. During the three months ended March 31, 2007, we received proceeds of approximately $0.5 million from borrowings against the GECC line of credit. Cash used in financing activities during the three months ended March 31, 2007 included a $0.1 million cash security deposit paid to GECC related to the line of credit obtained in the first quarter of 2007. We also recorded approximately $0.4 million related to the repayment of our borrowings under the GECC line of credit.
     As of March 31, 2008, we had contractual obligations and other debt obligations as follows (in thousands):

	Payments Due by Period
		Less than	1 — 3	4 — 5	Beyond
	Total	1 Year	Years	Years	5 Years
Contractual obligations:
Non-cancelable lease financing obligations, including interest, related to new building lease agreements	$100,404	$6,635	$13,873	$14,717	$65,179
Credit line payment obligations	3,541	3,541	—	—	—

Total contractual obligations	$103,945	$10,176	$13,873	$14,717	$65,179

     In May 2005, we entered into two Lease Agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings at the Ardenwood Technology Park in Fremont, California for our new manufacturing facility and corporate headquarters (the “Lease Agreements”). The term of each of the leases is 15.5 years and each lease will terminate in November 2020. The Lease Agreements include two five-year options to extend the terms of the leases. We satisfied our rent and related obligations under these lease agreements through April 2008 but did not pay May’s rent and related obligations. In May 2008, we received a notice of default from our landlord for payment of overdue payments for May pursuant to our lease agreements. As of the date hereof, we have not paid any amounts under these agreements and our landlord has offset overdue amounts from our cash security deposit. We also obtained from the landlord a three-year option to lease additional space on adjacent property that was scheduled to expire on August 31, 2008. On May 19, 2008, the landlord terminated the three-year option to lease additional space as a result of our overdue payments for May rent and related obligations under the lease agreements.
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
     Contemporaneously with the execution of the Lease Agreements, we also entered into two construction agreements to provide for the build-out of the two-building campus. As part of the construction agreements, the landlord provided us a tenant improvement allowance of approximately $26.3 million to be applied towards the construction of the two buildings. Prior to the commencement of construction, we were required under the construction agreements to provide an irrevocable unconditional letter of credit equal to the difference between the total estimated construction costs and the improvement allowance, which difference was estimated to be approximately $34.0 million. As of December 31, 2005, two letters of credit had been provided to the landlord in the aggregate amount of $34.0 million (the “Construction Letters of Credit”) that were issued pursuant to the terms and conditions of the Reimbursement Agreement. As of March 31, 2008, we had no remaining letters of credit related to the construction and build-out of our new manufacturing facility and corporate headquarters, as the build-out and payment of construction costs by us had been completed.
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
     We were responsible for approximately 55% of the construction costs for the tenant improvements and, under EITF 97-10, are deemed, for accounting purposes only, to be the accounting owner of the project and the “building shells,” even though we are not the legal owner. Upon the commencement of the lease in May 2005, we capitalized the estimated fair value of the building shells of $19.4 million, which, including the capitalized interest, was recorded at a fixed asset gross book value of $21.1 million as of March 31, 2008 prior to the application of SFAS 144. After allocating the impairment charge of $38.6 million to the long-lived assets on a pro rata basis using the relative carrying amounts of those assets, the adjusted carrying value as of March 31, 2008 for the building shells was $11.8 million. The related liability is recorded as a lease financing liability on the accompanying balance sheet. In accordance with EITF 97-10, the portion of the lease related to ground rent is being recorded as an operating lease expense. Because we are considered the owner for accounting purposes, build-out costs reimbursed by the landlord increase the lease financing liability, and the non-interest portion of the amortized lease payments to the landlord related to rent of the building shells decrease the lease financing liability. During the three months ended March 31, 2008, the lease financing liability decreased by $38,000 due to the lease payments made to the landlord. Build-out costs paid by us have been capitalized consistent with our standard policy.
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
     There are currently 12.5 years remaining on the lease with a total rental obligation of $100.4 million as of March 31, 2008. We are in the process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We have satisfied our rent and related obligations under our lease agreements through April 2008. In May 2008, we received a notice of default from our landlord for non-payment of amounts due for May pursuant to our lease agreements. As of the date hereof, we have not paid any amounts under these agreements and our landlord has offset overdue amounts from our cash security deposit. We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under the lease agreements outside the protection of federal bankruptcy laws. Depending upon the outcome of our discussions with the landlord and our ability to raise the necessary financing to allow the development of the monoclonal antibody panel to continue and to preserve the value of MyVax, we intend to look for alternative space to lease on a short-term basis. If our discussions regarding settlement are ultimately unsuccessful or if we are unable to obtain financing to support continued satisfaction of our lease obligations, we would likely be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we need to liquidate our assets, we might realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including our landlord, before any funds would be available to stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.
     On October 31, 2006, we entered into the Master Security Agreement with GECC, under which GECC agreed to extend to us a line of credit for the purchase of computer, laboratory and manufacturing equipment in an amount up to a maximum of $6.7 million, to be financed through March 31, 2007. We agreed to provide 25% of the funded loan amount as a cash security deposit. As of March 31, 2008, $3.5 million has been recorded as the current portion due under the credit line and no amount has been recorded as the non-current portion due under the credit line due to the acceleration notice received per below. Approximately $5.5 million was borrowed in two draws against the line of credit during the fourth quarter of 2006 and approximately $0.5 million was borrowed in one draw against the line of credit during the first quarter of 2007 to finance the purchase of additional equipment for the build-out of our new manufacturing facility in Fremont, California. These borrowings are secured by the equipment purchased and repaid over 36 months. The draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw. The promissory note for the first borrowing on October 31, 2006 is repayable over 36 months and bears a fixed interest rate of 10.00% per annum; the promissory note for the second borrowing on December 22, 2006 is repayable over 36 months and bears a fixed interest rate of 9.88% per annum; and the promissory note for the third borrowing on March 26, 2007 is repayable over 36 months and bears a fixed interest rate of 9.80% per annum.
     On April 14, 2008, we received the Notice pursuant to the Loan Agreements. The Notice advised that we were in default of our obligations to make installment payments due under the promissory notes on April 1, 2008 and declared the acceleration of all of our indebtedness to GECC under the Loan Agreements. The Notice stated that the aggregate amount due and payable under the Loan Agreements as of April 14, 2008 was approximately $3,828,000. This amount included principal and interest through April 14, 2008, as well as a prepayment premium in accordance with the terms of the Loan Agreements. As of the date hereof, we have not paid any amounts accelerated under the Loan Agreements and are currently in discussions with GECC regarding settlement or payment of amounts due. If we are unable to pay, or negotiate a payment settlement with, GECC, GECC may fully exercise its rights and remedies under the Loan Agreements which may include, but are not limited to, application of security deposits held by GECC against our obligations, demand for turnover of equipment, foreclosure of GECC’s liens and security interests and the commencement of legal proceedings, any of which would adversely affect our financial condition, operating results and business.
     We believe that our current cash resources will provide us with sufficient financial resources to support our operations through approximately June 2008. At the present time, our strategy for the benefit of our creditors and stockholders is to take steps to preserve and support the future value, if any, of MyVax, to seek funding for our monoclonal antibody program, to conserve our current cash to the extent reasonably practicable and to generate cash, including potentially through the sale of assets. To conserve cash, we have implemented a plan for a substantial reduction of our workforce. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. In addition, we are pursuing strategic alternatives for our monoclonal antibody and MyVax programs, including potentially through a spin-off or sale to a separately funded entity or entities. Stockholders should recognize that, to satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and preserve the value of our MyVax program, we may pursue strategic alternatives that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody or MyVax programs or other assets of Genitope as stockholders or otherwise. We will continue to evaluate our alternatives in light of our cash position, including the possibility that we may need to seek protection under the provisions of the U.S. Bankruptcy Code.
     The failure of our Phase 3 clinical trial to meet its primary clinical endpoint and our recent decision to suspend the development of MyVax based upon the unfavorable outcome of our meeting with the FDA have significantly depressed our stock price and impaired our ability to raise additional funds. We cannot assure you that any actions that we determine to take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on a timely basis or on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements include adjustments of $38.6 million to reflect impairment of long-lived assets. However, additional adjustments or charges may be necessary should we be unable to continue as a going concern, such as additional charges related to impairment of our long-lived assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. If we become unable to continue as a going concern, we may need to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. In addition, the report of our independent registered public accounting firm on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 contained an explanatory paragraph regarding going concern uncertainty.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to interest rate risk primarily through our short-term investments. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. As of March 31, 2008, cash, cash equivalents and marketable securities were approximately $13.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2008, the decline in fair value of our portfolio would be immaterial.

     GECC has extended to us a line of credit. The three draws against the line of credit are structured as promissory notes with the interest rate fixed at the time of each draw.
     In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.
     As all but three members of the finance staff were given WARN notices on March 14, 2008 that their employment was expected to end on May 13, 2008, much of the finance staff was not working full time every day during the closing and reporting cycle for the first quarter of fiscal 2008 (from late March through the Form 10Q filing deadline). Therefore, certain segregation of duties did not exist and other controls were not performed as had been the case in past closing and reporting cycles. We did not adequately divide, or compensate for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements could occur without being prevented or detected.
     In addition, we did not engage any resources during the three months ended March 31, 2008 closing and reporting process to perform external testing. We have, therefore, not maintained sufficient competent evidence to support the effective operation of internal controls over financial reporting, specifically related to management’s review of journal entries, account analyses, reconciliations, and other records underlying recorded amounts.
     We currently do not have plans to remediate this material weakness.
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and interim Chief Financial Officer has concluded, based on his evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met.
Changes in Internal Control over Financial Reporting
     Our management, including our Chief Executive Officer and interim Chief Financial Officer, has concluded that there were changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2008 that have materially affected, and are reasonably likely to materially affect, our internal control over financial reporting. Certain segregation of duties did not exist and certain controls were not performed due to lack of resources. We were not able to adequately divide, or compensate for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements could occur without being prevented or detected. In addition, we did not engage any resources during the closing and reporting process to perform external testing.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
Any investment in our stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, before you decide whether to purchase our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also harm our business. If any of the following risks actually occurs or any of the additional risks not presently known to us occurs, our business could be materially harmed and our financial condition and results of operations could be materially and adversely affected.

     We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in the Company’s Form 10-K for the year ended December 31, 2007.
Risks Related to Our Business
*In light of our suspension of development of our MyVax program, we are taking steps to preserve the value of our assets, and we are unlikely to be able to raise sufficient funds to continue our existing operations as currently structured.
     In December 2007, we obtained data from our pivotal Phase 3 clinical trial of MyVax indicating that the trial did not meet its primary clinical endpoint in that there was no statistically significant difference in the progression-free survival of patients receiving MyVax compared to patients receiving the control substance. Between December 2007 and March 2008, we discussed our clinical data with, and provided information to, the FDA with a view towards the potential filing of a BLA on the basis of the results of a pre-specified endpoint and other analyses of the Phase 3 clinical trial, notwithstanding the trial’s failure to meet its primary clinical endpoint. In March 2008, the FDA advised us that one or more additional Phase 3 clinical trials for MyVax would be required before the FDA would accept a BLA for FDA review. We determined at that time that it was not financially feasible to pursue further Phase 3 clinical trials of MyVax prior to receipt of FDA approval. As a result, we suspended the development of MyVax, and we are evaluating our strategic alternatives with respect to all aspects of our business. We currently have capital resources that we believe to be sufficient to support our operations through approximately June 2008. We are unlikely to be able to raise sufficient funds to continue our existing operations beyond that time, particularly in light of our obligations under our lease agreements. Accordingly, we do not expect to resume the conduct of our current operations other than as a substantially restructured entity, whether as a result of bankruptcy proceedings or otherwise. At the present time, our strategy for the benefit of our creditors and stockholders is to take steps to preserve and support the future value, if any, of MyVax, to seek funding for our monoclonal antibody program, to conserve our current cash to the extent reasonably practicable and to generate cash, including potentially through the sale of assets. To conserve cash, as discussed below, we have implemented a plan for a substantial reduction of our workforce. We are also evaluating our alternatives with respect to the sale of equipment and other non-critical assets. In addition, we are pursuing strategic alternatives for our monoclonal antibody and MyVax programs, including potentially through a spin-off or sale to a separately funded entity or entities. Stockholders should recognize that, to satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and preserve the value of our MyVax program, we may pursue strategic alternatives that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody or MyVax programs or other assets of Genitope as stockholders or otherwise. We will continue to evaluate our alternatives in light of our cash position, including the possibility that we may need to seek protection under the provisions of the U.S. Bankruptcy Code.
We have been substantially dependent on the success of our primary product candidate, MyVax, and we suspended the development of MyVax in March 2008.
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
*We are unlikely to be able to raise sufficient funds to continue our current operations, and there is substantial doubt about our ability to continue as a going concern.
     We currently have capital resources that we believe to be sufficient to support our operations through approximately June 2008. We are unlikely to be able to raise sufficient additional capital to continue our existing operations beyond that time, particularly in light of our obligations under our lease agreements. The failure of our Phase 3 clinical trial to meet its primary clinical endpoint and our recent decision to suspend the development of MyVax have significantly depressed our stock price and severely impaired our ability to raise additional funds. We are currently evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on a timely basis or on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern.

     If we become unable to continue as a going concern, we would have to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. The accompanying financial statements include adjustments to the long-lived assets to indicate impairment of those assets. However, additional adjustments or charges may be necessary should we be unable to continue as a going concern, such as additional charges related to further impairment of our long-lived assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. The report of our independent registered public accounting firm on financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 contains an explanatory paragraph regarding going-concern uncertainty.
*We recorded an impairment loss for the first quarter of 2008 and may need to record additional charges in the future.
     In light of the FDA determination on March 6, 2008 regarding MyVax and our consequent decision to suspend the development of MyVax, to evaluate the possible sale of our non-critical assets, to provide WARN notices to employees, and to consider our strategic alternatives with respect to all aspects of our business, management considered whether, under SFAS 144, any events or circumstances had occurred since December 31, 2007 and prior to March 31, 2008 that would indicate an impairment of our long-lived assets. After completing its evaluation and considering all external and internal information available as of the impairment analysis, management concluded that, as of March 31, 2008, the carrying amount of the asset group was not recoverable and that a material impairment did exist. Accordingly, our financial statements reflect a charge of $38.6 million for an impairment of assets during the first quarter of 2008. As we continue to evaluate our business and our assets under SFAS 144, we may need to reflect additional impairment charges in the future, which would negatively impact our financial results.
We may need to seek to protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.
     We have not generated any revenues to date, and we have incurred losses in each year since our inception in 1996. We currently have capital resources that we believe to be sufficient to support our operations through approximately June 2008. We are unlikely to be able to raise sufficient capital to continue our existing operations beyond that time, particularly in light of our obligations under our lease and credit agreements, and we are currently evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors, including our landlord, or if we are unable to obtain financing to support continued satisfaction of our lease and other debt obligations, we would likely be in default under our lease and credit agreements and would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we may seek to reorganize our business, or we or a trustee appointed by the court may be required to liquidate our assets, In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.
*If we are unable to reach an acceptable settlement with the landlord of our leased facilities, or obtain financing to support continued satisfaction of our lease obligations, we would likely continue to be in default under the lease agreements and would likely be forced to seek protection under the federal bankruptcy laws.
     In May 2005, we entered into lease agreements to lease an aggregate of approximately 220,000 square feet of space located in two buildings in Fremont, California for our manufacturing facility and corporate headquarters. There are currently 12.5 years remaining on the lease with a total rental obligation of $100.4 million as of March 31, 2008. We are in the process of determining whether or when to vacate the buildings. However, even if we vacate both buildings, we will have continuing obligations under the lease agreements that we may be unable to satisfy. We have commenced initial settlement discussions with our landlord to reach a settlement in connection with our remaining obligations under the lease agreements outside the protection of federal bankruptcy laws. In May 2008, we received a notice of default from our landlord for non-payment of amounts due for May pursuant to our lease agreements. As of the date hereof, we have not paid any amounts under these agreements and our landlord has offset overdue amounts from our cash security deposit. We are currently in discussions with our landlord regarding restructuring of our lease obligations.

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
     The process of successfully developing product candidates is very time-consuming, expensive and unpredictable. We have recently begun to focus our efforts toward the development of our monoclonal antibody panel. To date, we have only conducted pre-clinical tests on our monoclonal antibody panel. It is unlikely that an IND would be filed before 2009. When and whether we will be able to file the IND will be largely dependent upon our ability to fund, through strategic alternatives or otherwise, the continued development of the monoclonal antibody panel. In addition, even if we are successful in raising the funds to file an IND and initiate clinical trials, we do not know whether our clinical trials will result in regulatory approval or marketable products. Typically, there is a high rate of attrition for product candidates in clinical trials. We do not anticipate that our monoclonal antibody panel would reach the market for many years, if at all. Moreover, stockholders should recognize that, to satisfy our liabilities, including in particular those under our lease agreements, fund the development of our monoclonal antibody program and preserve the value of our MyVax program, we may pursue strategic alternatives, including potentially a spin-off or sale of the program, that result in the stockholders of Genitope having little or no continuing interest in the monoclonal antibody program or other assets of Genitope as stockholders or otherwise.
*We have incurred significant operating losses since inception and, if our operations continue, we anticipate that we would continue to incur substantial losses and negative cash flow from operations for the foreseeable future.
     We are a development-stage company with a limited operating history. We have focused primarily on conducting clinical trials and seeking regulatory approval for MyVax personalized immunotherapy. We have not generated any revenues to date, and we have financed our operations and internal growth through private placements of common and preferred stock, our lines of credit, public offerings of common stock and interest income earned from our cash, cash equivalents and marketable securities. We have incurred losses in each year since our inception in 1996. Net losses were approximately $53.7 million for the three months ended March 31, 2008, approximately $65.6 million in 2007, approximately $48.9 million in 2006 and approximately $30.4 million in 2005. As of March 31, 2008, we had an accumulated deficit of approximately $313.5 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We have suspended the development of MyVax, we are evaluating strategic alternatives to support the development of our monoclonal antibody panel and preserve of the value, if any, of the MyVax program. Our monoclonal antibody panel is early in its development and we expect that we would incur substantial operating losses for at least the next several years in order to continue its development. We also have substantial cash obligations related to our lease agreements that constitute a significant portion of our operating expenses. As a result, if our operations continue, we expect that we would continue to incur significant and increasing operating losses for the foreseeable future.

*As a result of our ongoing reductions in force, we will be operating with a severe shortage of personnel and may not be able to conduct even limited operations. If we fail to retain key scientific personnel, we may be unable to successfully develop our monoclonal antibody panel or any other product candidates.
     On March 14, 2008, we provided a notice to 165 employees under the WARN Act that we plan to conduct a “mass layoff” at our facility in Fremont and that their employment is expected to end on May 13, 2008. On March 27, 2008 and March 31, 2008, we provided WARN notices to eight of our nine executive officers, excluding only Dan W. Denney, Jr., our Chief Executive Officer, that their employment is expected to end on May 26, 2008 or May 30, 2008, respectively. All of the executive officers identified above resigned as officers of Genitope on March 31, 2008, except John Vuko, our former Vice President of Finance and Chief Financial Officer, who resigned on April 1, 2008. On May 2, 2008, we provided WARN notices to all remaining employees, except for Dr. Denney, that their employment is expected to end by July 1, 2008. Accordingly, we will be operating with a severe shortage of resources and may not be able to conduct even limited operations. Even if we are able to obtain necessary funding and continue our business beyond June 2008, we may not have adequate personnel to operate our business or be able to attract and retain qualified employees.
     The competition for qualified personnel in the biotechnology field is intense and we must retain and motivate highly qualified scientific personnel. We are highly dependent upon our scientific staff, particularly those employees who are involved in the development of our monoclonal antibody panel, including Dan W. Denney, Jr., Ph.D., our founder, Chairman, Chief Executive Officer and interim Chief Financial Officer. The loss of services of any of these key scientific employees, including Dr. Denney, could delay or prevent the development of the monoclonal antibody panel. Currently, we do not have employment agreements with any employees. As of March 31, 2008, Dr. Denney owned 1,266,933 shares of our common stock that were not subject to any vesting and options to purchase 979,167 shares of our common stock, of which approximately 582,290 shares were vested. We do not carry “key person” insurance covering members of senior management other than Dr. Denney. The insurance covering Dr. Denney is in the amount of $10.0 million.
*If we are unable to maintain our Nasdaq Global Market listing, the liquidity of our common stock would be seriously limited.
     On February 7, 2008, we received a staff deficiency letter from the Nasdaq Stock Market indicating that, for the preceding 30 consecutive days, the bid price for our common stock trading on the Nasdaq Global Market had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. In accordance with Nasdaq requirements, we have 180 calendar days, or until August 5, 2008, to regain compliance. To reestablish compliance, our minimum closing bid price must be more than $1.00 per share for at least 10 consecutive business days. If we do not regain compliance by August 5, 2008, Nasdaq will likely commence delisting proceedings against us. Additionally, on March 6, 2008, we received a staff deficiency letter from the Nasdaq Stock Market indicating that, as a result of the resignation of a member of the Audit Committee of our Board of Directors, we were no longer in compliance with Nasdaq’s audit committee requirements that each listed issuer have an audit committee composed of at least three independent directors. In accordance with Nasdaq marketplace rules, Nasdaq has provided the company with a cure period in order to regain compliance. The cure period will continue (1) until the earlier of our next annual stockholders’ meeting or February 26, 2009, or (2) if the next annual stockholders’ meeting is held before August 25, 2008, until August 25, 2008. If we do not regain compliance by the earlier of these dates, Nasdaq will likely commence delisting proceedings. Unless we appeal the delisting determination and are successful in that appeal, we may be delisted from the Nasdaq Global Market. On May 21, 2008, we received a staff determination letter from Nasdaq indicating that, as a result of our failure to timely file this Quarterly Report on Form 10-Q we no longer complied with Nasdaq’s filing requirements for continued listing, and that our securities were subject to trading suspension and delisting. The letter also stated that, unless we request an appeal of the staff determination, trading of our common stock will be suspended and our securities will be removed from listing and registration on Nasdaq. We have not yet determined what action, if any, we will take in response to the letters from Nasdaq. It is likely, however, that we will not be able to satisfy Nasdaq’s conditions for continued listing, and there can be no assurance that we will appeal any delisting proceedings that are initiated, that any potential appeal or hearing for a stay of delisting will be successful if proceedings are commenced, that our common stock will remain listed on the Nasdaq Global Market or that our common stock will be able to be listed and traded on another market. If our common stock is delisted, it could seriously limit the liquidity of our common stock and would impair our ability to raise capital through the sale of our common stock, which could seriously harm our business, especially at a time when we may need to raise substantial additional capital to fund the development of the monoclonal antibody panel and preserve the value of our MyVax program.
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
     As of March 31, 2008, we held two U.S. patents covering our core gene amplification technology, including composition of matter claims directed to cell lines and claims directed to methods of making proteins derived from patients’ tumors. Unless extended, these patents expire in 2016. We also held one issued U.S. patent relating to treating lymphoma with custom vaccines. Unless extended, this patent expires in 2018. In December 2005, we filed patent applications for the composition and therapeutic use of our monoclonal antibody panel.
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
We are subject to extensive regulation, which can be costly and time consuming and could subject us to unanticipated delays or prevent us from obtaining regulatory approvals for any product candidates that we may develop
     Both before and after approval, if any, any product candidates that we may develop, as well as clinical trials and manufacturing activities, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Obtaining FDA approval involves the submission of the results of preclinical studies and clinical trials of our product candidates, if any, among other information. We may not be able to obtain FDA approval, and, even if we are able to do so, the process of obtaining this approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. The FDA can delay, limit or deny approval for many reasons, including the following:

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
     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:
•	announcements related to filings for bankruptcy or restructuring;

•	announcements regarding our ability or inability to obtain necessary funding;

•	actual or anticipated fluctuations in our operating results, including any impairment charges against our assets;

•	announcements regarding our status as a company listed on Nasdaq;

•	announcements regarding the nature of any strategic alternative that we pursue;

•	announcements of technological innovations or new products by us or our competitors;

•	the success of our research efforts and clinical trials;

•	regulatory developments in the United States and foreign countries;

•	any intellectual property infringement lawsuit involving us;

•	announcements concerning our competitors, or the biotechnology or biopharmaceutical industries in general;

•	announcements by us or our creditors regarding defaults or acceleration of indebtedness;

•	any issuances of additional equity or debt by us;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.
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
     As of April 30, 2008, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 51.5% of our common stock (assuming no exercise of outstanding options or warrants). As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A special meeting of stockholders was held on March 14, 2008 (“Special Meeting”) at our corporate headquarters in Fremont, California. At the Special Meeting, the stockholders were asked to vote to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the total number of shares of common stock that we are authorized to issue from 65 million to 125 million shares.
     Based on the presence in person or by proxy of holders of 35,365,515 shares of our common stock entitled to vote at the Special Meeting, the matter was approved as follows:

For	Against	Abstain
34,068,344	1,130,003	167,168
ITEM 6. EXHIBITS
Exhibits
     The exhibit list on the accompanying index to exhibits is incorporated by reference into this Item 6 of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GENITOPE CORPORATION
Date: May 27, 2008

/s/ Dan W. Denney Jr.
Dan W. Denney Jr., Ph.D.
Chairman, Chief Executive Officer and interim Chief Financial Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

Number	Exhibit Description

3.1†	Amended and Restated Certificate of Incorporation of Genitope Corporation and Certificate of Amendment to Amended and Restated Certificate of Incorporation of Genitope Corporation.

3.2*	Amended and Restated Bylaws of Genitope Corporation.

10.38†	Genitope Corporation Performance Incentive Plan

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer of Genitope Corporation, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

†	Filed herewith.

*	Filed as an Exhibit to Genitope Corporation’s Current Report on Form 8-K, as filed with the SEC on December 6, 2007, as amended, and incorporated herein by reference.

**	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Genitope Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.